Form 10-Q
period 2018-06-30
HyreCar Inc.
filed 2018-08-14
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-38561

HYRECAR INC.

(Exact name of registrant as specified in its charter)

Delaware	47-248087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
355 South Grand Avenue, Suite 1650 Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(888) 688-6769

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2018, the registrant had 11,708,041 shares of common stock, $0.00001 par value per share, outstanding.

 i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our ability to add new customers or increase listings or rentals on our platform;

●	our ability to expand and train our sales team;

●	the potential benefits of and our ability to maintain our relationships with ridesharing companies, and establish or maintain future collaborations or strategic relationships or obtain additional funding;

●	our marketing capabilities and strategy;

●	our ability to maintain a cost-effective insurance program;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our competitive position, and developments and projections relating to our competitors and our industry;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	the impact of laws and regulations.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

References to HyreCar

Throughout this Quarterly Report on Form 10-Q, the “Company,” “HyreCar,” “we,” “us,” and “our” refers to HyreCar Inc. and “our board of directors” refers to the board of directors of HyreCar Inc.

 ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HyreCar Inc.

BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$11,867,519	$213,944
Accounts receivable	60,800	41,000
Deferred offering costs	-	135,608
Deferred expenses	11,585	35,153
Other current assets	82,560	118,020
Total current assets	12,022,464	543,725

Property and equipment, net	3,802	-
Other assets	90,000	90,000
Total assets	$12,116,266	$633,725

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,780,724	$1,355,064
Accrued liabilities	428,502	119,226
Deferred revenue	24,960	47,718
Related party advances	9,629	9,629
Note payable, net of discount	-	46,368
Notes payable - related party, net of discount	300,000	278,607
Settlement payable	-	24,444
Total current liabilities	2,543,815	1,881,056

Total liabilities	2,543,815	1,881,056

Commitments and contingencies (Note 3)	-	-

Stockholders’ equity (deficit):
Preferred stock 15,000,000 shares authorized, par value $0.00001, 0 and 2,429,638 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	1,591,886
Common stock, 50,000,000 shares authorized, par value $0.00001, 11,708,041 and 5,252,953 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	117	52
Additional paid-in capital	21,641,896	2,553,672
Subscription receivable - related party	(7,392)	(140,087)
Accumulated deficit	(12,062,170)	(5,252,854)
Total stockholders’ equity (deficit)	9,572,451	(1,247,331)
Total liabilities and stockholders’ equity (deficit)	$12,116,266	$633,725

See accompanying notes to the unaudited financial statements

HyreCar Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2018	Three Months ended June 30, 2017	Six Months ended June 30, 2018	Six Months ended June 30, 2017

Revenues	$2,273,499	$631,245	$3,987,682	$1,136,569

Cost of revenues	1,196,547	559,026	2,487,419	1,027,478

Gross profit	1,076,952	72,219	1,500,263	109,091

Operating Expenses:
General and administrative	3,156,479	362,218	4,045,733	678,102
Sales and marketing	793,196	351,259	1,676,223	670,936
Research and development	296,958	115,599	522,045	197,067
Total operating expenses	4,246,633	829,076	6,244,001	1,546,105

Operating loss	(3,169,681)	(756,857)	(4,743,738)	(1,437,014)

Other (income) expense:
Interest expense	1,874,685	14,299	2,036,458	154,364
Other (income) expense	(2,081)	(2,281)	29,120	728
Total other (income) expense	1,872,604	12,018	2,065,578	155,092

Net loss	$(5,042,285)	$(768,875)	$(6,809,316)	(1,592,106)
Weighted average shares outstanding - basic and diluted	5,456,685	3,978,606	5,355,337	4,015,007
Weighted average net loss per share - basic and diluted	$(0.92)	$(0.19)	$(1.27)	$(0.40)

See accompanying notes to the unaudited financial statements

HyreCar Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30, 2018	Six Months ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,809,316)	$(1,592,106)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	392	-
Forgiveness of related party advance	-	7,500
Amortization of debt discount	1,515,191	14,208
Interest expense on beneficial conversion feature	368,757	134,108
Stock-based compensation	2,065,721	195,808
Changes in operating assets and liabilities:
Accounts receivable	(19,800)	-
Deferred expense	23,568	(5,978)
Accounts payable	561,268	161,940
Accrued liabilities	400,003	(117,490)
Deferred revenues	(22,758)	8,023
Settlement payable	(24,444)	(36,667)
Net cash used in operating activities	(1,941,418)	(1,230,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,194)	-
Related party advances	-	(500)
Deposits and other	35,460	(97,695)
Net cash provided by (used in) investing activities	31,266	(98,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued for cash in public offering	12,600,000	-
Offering costs associated with underwriters in public offering	(1,260,000)	-
Proceeds from note payable	-	50,000
Proceeds from notes payable - related parties	-	300,000
Repayment of note payable	(50,000)
Proceeds from convertible debt	2,778,579	-
Offering costs	(637,547)	(129,684)
Proceeds from subscription receivable	132,695	-
Proceeds from sale of preferred stock	-	300,000
Proceeds from sale of common stock	-	892,688
Net cash provided by financing activities	13,563,727	1,413,004

Increase in cash and cash equivalents	11,653,575	84,155
Cash and cash equivalents, beginning of period	213,944	516,163
Cash and cash equivalents, end of period	$11,867,519	$600,318

Supplemental disclosures of cash flow information:
Cash paid for interest	$61,380	$-
Cash paid for income taxes	$2,600	$800

Non cash investing and financing activities:
Interest on subscription receivable	$347	$694
Discount on debt with warrants	$1,107,982	$84,031
Discount from beneficial conversion feature	$368,757	$134,108
Preferred stock converted to common stock	$1,591,886	$-
Conversion of convertible debt and interest	$3,137,008	$-
Debt and accrued interest converted to preferred stock	$-	$536,434

See accompanying notes to the unaudited financial statements

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

HyreCar Inc. (which may be referred to as “HyreCar,” the “Company,” “we,” “us” or “our”) was incorporated on November 24, 2014 (“Inception”) in the State of Delaware. The Company’s headquarters is located in Los Angeles, California.  The Company is a web-based marketplace that allows car and fleet owners to rent their idle cars to Uber and Lyft drivers safely, securely and reliably. The financial statements of HyreCar Inc. are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Initial public offering

On June 29, 2018, the Company closed its initial public offering (“IPO”), in which the Company issued and sold 2,520,000 shares of common stock at $5.00 per share for gross proceeds of $12,600,000, net of underwriters’ discounts and commissions totaling $1,260,000. Accordingly, net proceeds from the IPO totaled $11,340,000, before deducting offering costs of $569,665.

In connection with the closing of the Company’s IPO, all outstanding shares of convertible preferred stock were converted into 2,429,638 shares of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2018, the statements of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2018 and results of operations and cash flows for the three and six months ended June 30, 2018 and 2017. The financial data and the other information disclosed in these notes to the interim financial statements related to the three and six month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto that are included in the prospectus, dated June 26, 2018, that formed a part of the registration statement on Form S-1 (File No. 333-225157), which was declared effective by the SEC on June 26, 2018.

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

Management’s Plans

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through increased revenue from operations and the funds raised through the IPO. Based on our current capital and ability to reduce cash burn if needed, as well as the increasing revenues through normal course of business, we believe that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term.

The Company’s most significant estimates and judgments involve recognition of revenue, calculating the reserves for insurance, the measurement of the Company’s stock-based compensation, including the estimation of the underlying deemed fair value of common stock in periods prior to the date of the Company’s IPO, the estimation of the fair value of market-based awards, the valuation of warrants, allowance for doubtful accounts, and the fair value of financial instruments

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1	- Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	- Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	- Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued liabilities, notes payable, convertible debt and settlement payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Insurance Liability

The Company records a loss reserve for insurance deductible or damage that the Company pays to car owners based on the Company’s policy in relation to the insurance policy in effect at the time, as it may be amended. This reserve is based on changes to the Company’s insurance policy that occurred during the second quarter of 2018 in relation to the insurance policy in effect for car owners. This reserve represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment.  The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company.  As of June 30, 2018, $162,375 was included in accrued liabilities related to the loss reserve, where the expense is reflected in the general and administrative within the statements of operations.  No such liability was recorded as of December 31, 2017 as the Company’s policy was such that it was not responsible for any claims at the time.

Offering Costs

The Company accounts for offering costs in accordance with Accounting Standards Codification (“ASC”) 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs were capitalized as deferred offering costs on the balance sheet. The deferred offering costs are netted against the proceeds of the offering in stockholders’ deficit or the related debt, as applicable.

Convertible Debt and Warrant

Convertible debt is accounted for under the guidelines established by ASC 470-20, Debt with Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion and/or debt issued with warrants, which is treated as a discount to the instruments where derivative accounting does not apply. The discounts are accreted over the term of the debt.

The Company calculates the fair value of warrants and conversion features issued with convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718, Compensation – Stock Compensation, except the contractual life of the warrant or conversion feature is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.

Preferred Stock

ASC 480, Distinguishing Liabilities from Equity, includes standards for how an issuer of equity classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity.

Management is required to determine the presentation for the preferred stock because of the redemption and conversion provisions, among other provisions. Specifically, management is required to determine whether the embedded conversion feature in the preferred stock is clearly and closely related to the host instrument, and whether the bifurcation of the conversion feature is required and whether the conversion feature should be accounted for as a derivative instrument. If the host instrument and conversion feature are determined to be clearly and closely related (both more akin to equity), derivative liability accounting under ASC 815, Derivatives and Hedging, is not required. Management determined the host contract of the preferred stock is more akin to equity, and accordingly, derivative liability accounting is not required by the Company. The Company has presented preferred stock within stockholders’ equity (deficit) section of the balance sheet.

Costs incurred directly for the issuance of the preferred stock were recorded as a reduction of gross proceeds received by the Company, resulting in a discount to the preferred stock.

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

In connection with the closing of the Company’s IPO, all outstanding shares of convertible preferred stock were converted into 2,429,638 shares of common stock.

Revenue Recognition

The Company recognizes revenue primarily from insurance and transaction fees when a car is rented on the Company’s platform when (a) persuasive evidence an agreement exists which occurs when the rental contract is signed electronically between the two parties involved; (b) the services have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured which occurs simultaneously when the booking is accepted and the credit card or account on file is charged. The Company defers revenue where the earnings process is not yet complete.

The Company also recognizes revenue from other sources such as referrals, motor vehicle record fees (application fees), late rental fees, and other fees charged to drivers in specific situations.

In limited circumstances, the Company provides contingent consideration in the form of a rebate or refund that is redeemable only if the customer completes a specific level of transaction over a specific time period. In such cases, the rebate or refund obligation is recognized as a reduction of revenues. Measurement of the total rebate or refund obligation is based on management estimates using historical data.

The following is a breakout of revenue components by subcategory for the three and six months ended June 30, 2018 and 2017:

	Three Months ended June 30, 2018	Three Months ended June 30, 2017	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Insurance and administration fees	$1,237,443	$316,536	$2,194,610	$566,598
Transaction fees	834,163	281,040	1,529,101	503,061
Other fees	294,165	43,169	444,506	76,410
Incentives and rebates	(92,272)	(9,500)	(180,535)	(9,500)
Net revenue	$2,273,499	$631,245	$3,987,682	$1,136,569

Insurance and transaction fees are charged to a driver in a single transaction. Drivers currently do not have an option to decline insurance at any point during the transaction.

Principal Agent Considerations

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, we evaluate our service offerings to determine if we are acting as the principal or as an agent, which we consider in determining if revenue should be reported gross or net. Our primary revenue source is a transaction fee made from a confirmed booking of a vehicle on our platform. Key indicators that we evaluate to reach this determination include:

●	the terms and conditions of our contracts;

●	whether we are paid a fixed percentage of the arrangement’s consideration or a fixed fee for each transaction;

●	the party which sets the pricing with the end-user, has the credit risk and provides customer support; and

●	the party responsible for delivery/fulfillment of the product or service to the end consumer.

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

We have determined we act as the agent in the transaction for vehicle bookings, as we are not the primary obligor of the arrangement and receive a fixed percentage of the transaction. Therefore, revenue is recognized on a net basis.

For other fees such as insurance, referrals, and motor vehicle records (application fees) we have determined revenue should be recorded on a gross basis. In such arrangements, the Company sets pricing, has risk of economic loss, has certain credit risk, provides support services related to these transactions, and has decision making ability about service providers used.

Gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to drivers and other customers, without any adjustments for amounts paid to owners or refunds. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billings is a non-U.S. GAAP measure and as such, is not recorded in our financial statements as revenue. However, we use gross billings to asses our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the Company’s U.S. GAAP reportable revenue over gross billings.

The table below sets forth a reconciliation of our U.S. GAAP reported revenues to gross billings as follows:

	Three Months ended June 30, 2018	Three Months ended June 30, 2017	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Revenues (U.S. GAAP reported revenues)	$2,273,499	$631,245	$3,987,682	$1,136,569
Add: Refunds, rebates and deferred revenue	146,811	167,518	530,998	303,685
Add: Owner payments (not recorded in financial statements)	2,773,457	1,020,835	5,121,217	1,770,735
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$5,193,767	$1,819,598	$9,639,897	$3,210,989

Cost of Revenues

Cost of revenues primarily include direct fees paid for driver insurance, merchant processing fees, and motor vehicle record fees incurred for paid driver applications.

Stock-Based Compensation

The Company accounts for stock options issued to employees under ASC 718, Compensation – Stock Compensation. Under ASC 718, stock-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505, Equity. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock or equity award on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

Stock-based compensation is included in the statements of operations as follows:

	Three months ended June 30, 2018	Three Months ended June 30, 2017	Six months ended June 30, 2018	Six Months ended June 30, 2017
General and administrative	$1,708,917	$110,103	$1,890,988	$110,103
Sales and marketing	105,034	70,858	126,745	70,858
Research and development	$41,395	$14,847	$47,988	$14,847

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the six months ended June 30, 2018 and 2017, there were 2,526,856 and 984,394 options or warrants excluded, respectively. As of June 30, 2018, and 2017, there were no debts convertible into common stock. As of June 30, 2018, and 2017 there was 0 and 2,429,638 shares of preferred stock convertible into common stock outstanding. As of June 30, 2018, there were 825,000 shares of restricted common stock (Note 5) that were excluded.

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the Company maintains balances in excess of the federally insured limits.

Other Concentrations

The Company relies on two insurance agencies to provide all insurance on vehicles in service. The loss of either of these insurance carriers would have a negative effect on our operations.

New Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The Company is in process of assessing the impact of the adoption of ASU 2018-07 on the financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently reviewing the provisions of the new standard, but it is not expected to have a significant impact on the Company.

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently reviewing the provisions of the new standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This new standard will replace all current guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual periods beginning after December 15, 2017 for public business entities and December 31, 2018 for all other entities. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has elected the extended transition period for complying with any new or revised financial accounting standards afforded to emerging growth companies, and is currently reviewing the provisions of the new standard.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Settlement and Legal

In September 2015, a claim was made by certain former founders against the Company for violations of the founders’ agreement. The claimants and the Company entered into an arbitration agreement on April 25, 2016 to settle the claim. The settlement stated each of the claimants would maintain 190,177 shares of their common stock (post reverse split as described in Note 5) restricted per the founders’ agreement with the remaining being remitted back to the Company. However, the shares while not separate in class, would not have voting rights until such shares were sold to a non-affiliated third party. The claimants would be diluted upon subsequent money raises, stock option offerings and vesting, however, any dilution would remain consistent and proportional to the remaining founders’ dilution ratios and would not be diluted more than the founders’ ratios in any current or subsequent money raise. The claimants also received a total of $110,000 paid out over eighteen (18) months starting November 1, 2016. As of June 30, 2018 and December 31, 2017, $0 and $24,444 of the balance remained outstanding, all of which are considered short term, respectively.

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

In July 2017, an owner of several vehicles that he was renting through the Company’s platform filed arbitration seeking damages for losses associated with renting his vehicles, specifically losses associated with a claimed stolen vehicle, storage fees, damage/repair fees, an insurance deductible, and purported loss of income due to his inability to rent the stolen/damaged vehicles. In December 2017, the owner also filed a lawsuit in Los Angeles Superior Court reasserting the same claims. The Company believes this action is without merit and is vigorously defending itself, while also exploring whether the dispute can be settled in an expeditious manner. The Company has moved to compel the owner to arbitrate his claims and to stay his Superior Court case. That motion was heard on June 19, 2018 and the court granted the motion to compel arbitration.

The Company is involved in claims and litigation from time to time in the normal course of business. At June 30, 2018, the Company believes there are no pending matters, except as noted above, that are expected to have a material adverse effect on the business of the Company, its financial condition, results of operations or cash flows.

Agreements

In November 2017, the Company entered into a 180-day agreement with a third-party broker/dealer to assist in raising funds under a private placement. For their services, they were to receive five percent (5%) of the gross proceeds under the placement as a success fee defined by the agreement, non-callable warrants equal to ten percent (10%) of the aggregate number of shares of common stock, or in the case of non-convertible securities, the aggregate number of shares of common stock issuable as if the non-convertible securities were convertible into common stock at the public stock price on the date of closing if the Company is public or valuation per share on the date of closing if the Company is private (excluding warrants) sold to potential investors in the placement. The warrants were to entitle the holder to purchase securities of the Company at the same terms as issued under the placement, except that the exercise price of the warrants would be 110% of the lesser of (a) the price at which securities (excluding the value of any warrants) are issued or (b) the exercise price of any warrants issued to entities funding the placement. The agreement also called for $20,000 due upon execution of the agreement and non-accountable expense cash fees equal to three percent (3%) of the gross proceeds due and payable immediately upon the closing of the placement. The compensation terms of this agreement were modified on June 22, 2018 prior to the IPO such that 15,445 warrants were issued with a five year term and exercise price of $2.80. The Company valued the warrants similar to stock options in Note 5 which was recorded as a discount on the related debt, Accordingly, the Company recorded $46,600 of interest expense related to the accretion of the discount upon conversion of the 2018 Convertible Notes. See Note 4 for 2018 Convertible Debt related to this agreement.

Other

In November 2017, the Company entered into a lease in Los Angeles, California commencing April 1, 2018, with the ability to occupy the facility in January 2018. The lease term is 39 months from the commencement date. Annual base rent is as follows: 2018 - $249,381, 2019 - $342,480, 2020 - $356,145, 2021 - $183,489, respectively. The lease required a deposit of $90,000. Per the lease agreement, the monthly rate will range from $27,708 to $31,167 a month. The Company also rents office furniture and incurs ancillary fees for building services and shared expenses. Rent expense for the six months ended June 30, 2018 and 2017 was $165,566 and $81,209, respectively.

NOTE 4 – NOTES PAYABLE

2016 Convertible Notes Payable

From June 2016 to September 2016, the Company issued convertible promissory notes (the “2016 Convertible Notes”) to related parties and third parties with the same terms and conditions totaling indebtedness of $500,000 (the “2016 Convertible Debt”), $150,000 of which was borrowed from related parties. The 2016 Convertible Notes bore interest at 12%, with a default rate of 15% and were due three years from the issuance date. The 2016 Convertible Notes were automatically convertible upon 1) the consummation of an investment in the Company’s equity securities of over $250,000 through a single or series of transactions involving the same party or parties and 2) the occurrence of a liquidity event as defined by the 2016 Convertible Notes. The holders had the option to convert the entire unpaid and outstanding principal amount and any accrued interest thereon under the 2016 Convertible Notes on the maturity date. The conversion price was the lesser of 1) that price per share that was eighty percent (80%) of the purchase price per share of the same class and series of equity securities sold by the Company in a qualifying transaction or liquidity event or 2) an amount equal to $4,000,000 divided by the total number of outstanding shares of the Company’s common stock immediately prior to the transaction or liquidity event on a fully-diluted, as-converted basis.

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

In February 2017, the outstanding balance of the 2016 Convertible Notes was converted into Series Seed 1 Convertible Preferred Stock based on the conversion terms noted above due to the closing of a qualifying investment in equity securities. Accordingly, the 2016 Convertible Debt and accrued interest thereon totaling $36,434 was converted into 943,908 shares of Series Seed 1 Convertible Preferred Stock. Upon conversion, the contingent beneficial conversion feature was no longer contingent, and resulted in a discount and immediate accretion of such discount in the amount of $134,108, which was charged to interest expense in the accompanying statement of operations during the three and six months ended June 30, 2017.

Interest expense for the 2016 Convertible Debt, including the charge for the beneficial conversion feature, for the three and six months ended June 30, 2017 was $0 and $140,065, respectively. There were no such charges in the 2018 periods presented.

2017 Notes Payable

In April and May 2017, the Company issued promissory notes to related parties totaling $300,000 and a third party totaling $50,000 with the same terms and conditions (collectively, the “2017 Notes”) and issued five year warrants to purchase up to 200,000 shares of common stock with an exercise price of $2.10 per share. The Company calculated the relative fair value of the warrants using a Black-Scholes option pricing model with similar inputs as disclosed for stock options in Note 5, resulting in a discount of $84,031. During the three and six months ended June 30, 2018 and 2017, the Company accreted $4,017, $14,208, $25,025 and $14,208 of this discount to interest expense, respectively. The outstanding balance of the 2017 Notes has been repaid as of the filing date.

2018 Convertible Notes and Warrants

During the first and second quarter of 2018, pursuant to a securities purchase agreement, the Company issued and sold senior secured convertible promissory notes (the “2018 Convertible Notes”) to accredited investors in the aggregate principal amount of $3,046,281. Gross principal amounts were net of $267,702 withheld for net proceeds of $2,778,579. The Company incurred additional offering costs of $67,882 for a total debt discount of $335,584, which was fully amortized by the IPO date. The 2018 Convertible Notes bore interest at the rate of 13% per annum and were due eight months from the original issue date, which ranged from September to December 2018 (the “Maturity Dates”). The 2018 Convertible Notes provided that the principal and all accrued and unpaid interest on the 2018 Convertible Notes were convertible into shares of common stock at a conversion rate equal to the lesser of $2.5480 per share or seventy percent (70%) of the IPO price per share. Upon pricing the IPO, at the option of the holders, all outstanding principal plus accrued interest underlying the 2018 Convertible Notes was converted into 1,231,165 shares of common stock at a conversion rate of $2.5480. Upon conversion, the contingent beneficial conversion feature was no longer contingent, and resulted in a discount and immediate accretion of such discount in the amount of $368,757 which was charged to interest expense in the accompanying statement of operations during the three and six months ended June 30, 2018.

In connection with the issuance of the 2018 Convertible Notes, each holder also received contingent five-year warrants to purchase common stock in an amount equal to 50% of the shares of common stock that the holder was entitled to in connection with the conversion of the holder’s 2018 Convertible Note when such note first became convertible, which was at the time the IPO was priced. Prior to the 2018 Convertible Note being convertible, the holder did not have a right to exercise these warrants. At the IPO pricing date, 615,585 warrants to purchase common stock became exercisable upon the conversion of the outstanding balance of the 2018 Convertible Notes, including accrued interest. The warrants have an exercise price of 125% of the conversion price, or $3.185. The Company calculated the fair value of the warrants at $1,741,334 using a Black-Scholes pricing model. The Company valued the warrants at $2.8288 per warrant using a common stock fair value of $5.00, a term of five years, a volatility of 45% and a risk free interest rate of 2.75%. The Company allocated the debt proceeds on a relative fair value basis between the note and warrant, in which the Company recognized a note discount for $1,107,982. This was immediately recognized in interest expense as of the note conversion date. As of June 30, 2018, all of the warrants were outstanding.

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

NOTE 5 – STOCKHOLDERS’ DEFICIT

Reverse Stock Split

The Company effected a 1 for 1.8404 reverse stock split for each share of common stock outstanding on May 17, 2017. Unless otherwise stated, all share information herein has been retrospectively adjusted to reflect the reverse stock split.

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock, $0.00001 par value per share, all of which shares of preferred stock are undesignated. As described in Note 1, on June 29, 2018, at the closing of the IPO, 2,429,638 shares of outstanding Series Seed 1 Convertible Preferred Stock automatically converted into 2,429,638 shares of common stock.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.00001 par value per share.

Private Placement

Starting in June 2017, the Company undertook a private placement for the sale of common stock for $1.75 per share. During the year ended December 31, 2017, 1,236,588 shares of common stock were sold for gross proceeds of $2,164,029. Relating to this offering, the Company was required to pay the placement agent for the private placement a cash commission equal to 13% of the gross proceeds and issue the placement agent, or its designees, warrant to purchase shares of common stock equal to 10% the amount of monies raised divided by $1.75. Accordingly, as of December 31, 2017, $281,324 in cash commissions have been paid or are payable along with $38,806 in related legal and other fees, both of which were netted against the gross proceeds of the offering. Based on the amounts raised through December 31, 2017, the Company issued the placement agent warrants to purchase 123,659, exercisable at $2.00 per share. The value of these placement agent warrants, for which similar inputs were used compared to stock options below, are both an increase and reduction to additional paid-in capital for a net zero effect on the gross proceeds of the offering.

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

On June 22, 2018, the placement agent warrants earned, were amended to (i) decrease the amount of shares that can be purchased at an exercise price of $2.00 per share to 60,392 shares of common stock and (ii) reduce the remaining 63,267 shares to 28,993 shares at a modified exercise price of $7.50 per share, due to the fact that such placement agent warrants were earned 180 days immediately preceding the filing date of the IPO registration statement.

Shares for Services

In December 2017, the Company issued 37,755 shares of common stock for payment of $66,070 in accounts payable related to legal services.

Collateralized Restricted Stock Purchases

In 2016, the Company issued 1,032,387 shares of restricted common stock to related parties that vest as follows: 33% upon a sale of securities for gross proceeds of at least $250,000 in one or more transactions and the remaining 67% vest monthly over three years, becoming fully vested in April 2019. For consideration of these shares, the related parties entered into note agreements totaling $138,700 that call for the principal and interest to be paid back in ten years from the date of the loan. The notes bear interest at 1%. The loans are secured by the related shares of common stock. On May 31, 2018, the board of directors determined that it was in the best interest of the Company, in order to comply with the requirements of Section 402 of the Sarbanes-Oxley Act of 2002 prior to filing the IPO registration statement with the SEC, to (i) issue a bonus to those related parties serving as an officer and/or director of the Company in the amount owed by each party. Each such related party bonus was used to repay and terminate the note agreements. An aggregate of $131,400 in principal was repaid and terminated along with accrued interest thereon. Remaining balance of $7,392 is outstanding to a related party that is not serving as an officer or director of the Company. As of June 30, 2018, 840,248 shares have vested.

Stock Options

A summary of our stock option activity for the six months ended June 30, 2018, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding at December 31, 2017	1,021,171	$1.04	9.3
Granted	289,000	4.62	–
Exercised	–	–	–
Forfeited or expired	(29,340)	1.42	–
Outstanding at June 30, 2018	1,280,831	$0.79	9.2

Stock-based compensation expense for stock options for the three months ended June 30, 2018 and 2017 was $182,379 and $140,356, respectively, and $231,296 and $140,356 for the six months ended June 30, 2018, and 2017, respectively.

As of June 30, 2018, the total estimated remaining stock-based compensation expense for unvested stock options is $1,469,873 which is expected to be recognized over a weighted average period of 2.23 years.

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The range of input assumptions used by the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Expected volatility	45%	45%	45%	45%
Risk-free interest rate	2.67%	2.56%	2.67%	2.56%
Expected life in years	5.39 – 6.25	5.25 – 6.00	5.39 – 6.25	5.25 – 6.00
Expected dividend yield	0%	0%	0%	0%

The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

Management estimated the fair value of common stock prior to the IPO date by looking at a market approach which takes into consideration past sales of our common and preferred stock, as well Company developments to date.

Restricted Shares

A summary of activity with our restricted shares for the six months ended June 30, 2018, is as follows:

	Number of shares	Weighted average grant date fair value per share

Unvested as of December 31, 2017	–	–
Granted	1,099,285	$5.00
Vested	(274,285)	$5.00
Forfeited	–	–
Unvested as of June 30, 2018	825,000	$5.00

During the six months ended June 30, 2018, the Company granted 264,285 shares of restricted common stock to three consultants for services. All shares of restricted common stock fully vested upon the IPO. Accordingly, stock-based compensation of $1,321,425 was recognized during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company also granted 10,000 shares of restricted common stock to a consultant for services which fully vested upon the IPO. The Company recognized stock-based compensation expense of $50,000 during the six months ended June 30, 2018 for the vesting of the 10,000 shares of restricted common stock. In addition, the Company also agreed to issue the consultant an aggregate of 825,000 shares of restricted common stock with the issuance of 275,000 shares of restricted common stock upon each of three milestones. Each of the three milestones has a specific target in which the Company must meet or exceed which include i) gross bookings of rentals, ii) average daily active rentals, or iii) market capitalization. As of June 30, 2018, it is not probable the performance metrics will be met and therefore no compensation expense has been recognized as no shares of restricted common stock have been issued.

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

Warrants

Relating to the 2017 Notes as described in Note 4, the Company issued warrants to purchase up to 200,000 shares of common stock with a fixed exercise price of $2.10 per share.

Relating to the private placement described above, the Company agreed to issue warrants to the placement agent, equal to 10% the amount of monies raised divided by $1.75. The Company received $2,164,029 in gross funds from the private placement which has earned the placement agent warrants to purchase up to 123,659 shares of common stock with an exercise price of $2.00 per share. On June 22, 2018, such placement agent warrants were amended to (i) decrease the amount of shares that can be purchased at an exercise price of $2.00 per share to 60,392 shares of common stock and (ii) reduce the remaining 63,267 shares to 28,993 shares at a modified exercise price of $7.50 per share, due to the fact that such placement agent warrants were earned 180 days immediately preceding the filing date of the IPO registration statement.

Relating to the 2018 Convertible Notes, warrants to purchase up to 615,585 shares of our common stock at a price of $3.185 per share were issued to the holders of such notes, and 15,455 were issued to the broker/dealer.

Relating to the IPO, the Company agreed to issue warrants to purchase up to 75,600 shares of common stock to the underwriters in connection with this primary offering. The value of the warrants nets against the equity related funds raised but also is added back to equity for a net zero effect on equity.

In June 2018, the Company entered into agreements with two service providers firms pursuant to which the Company agreed to pay cash compensation and issue warrants to purchase up to an aggregate amount of 250,000 shares of common stock. The warrants are fully vested and non-forfeitable. The warrants range from three (3) or five (5) years and are exercisable for $5.00. Accordingly, stock-based compensation of $463,000 was recognized in general and administrative expenses in the accompanying statements of operations.

The Company used the Black-Scholes pricing model to value the above warrants, which had similar inputs to stock options included in the stock option section above except for the expected life of the warrants, which was set to match the related term of the warrant.

As of June 30, 2018 and December 31, 2017, all warrants were vested.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances

From time to time during the years ended December 31, 2017 and 2016, the Company received advances from related parties for short-term working capital. Such advances are considered short-term and non-interest bearing and due on demand. As of June 30, 2018 and December 31, 2017 $9,629, remained outstanding.

During the six months ended June 30, 2017, advances of $7,500 to former officers were forgiven.

Insurance

The president of the Company’s primary insurance broker, providing gap coverage for vehicles on the platform, when existing policy coverage is not applicable, is also a minority stockholder and holder of 2017 Notes with related warrants. As of June 30, 2018 and December 31, 2017, the Company had outstanding balances to the insurer totaling $0 and $337,882, included in accounts payable, respectively. During the three and six months ended June 30, 2018 and 2017, the Company paid the insurer $960,053, $2,370,946, $699,820 and $931,744, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2017 included in our final prospectus for our initial public offering of our common stock filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) of the Securities Act on June 28, 2018, which we refer to as the Prospectus. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

Our Company

We operate in the car sharing marketplace for ride sharing through our proprietary platform. The Company has established a leading presence in Mobility as a Service (MaaS) through vehicle owners and institutions, such as franchise car dealerships, independent car dealerships and rental car companies, who have been disrupted by automotive asset sharing. We are based in Los Angeles, California and car owners and drivers currently use the platform in 35 states plus Washington, D.C. Our unique revenue opportunity for both owners and drivers is providing a safe, secure, and reliable marketplace.

We categorize our operations into one reportable business segment: Rental, consisting primarily of our vehicle rental operations in the United States.

Business and Trends

We primarily generate revenue by taking a fee out of each rental processed on our platform and through insurance related fees. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily, weekly or monthly rental rate, plus direct insurance costs and a 10% HyreCar fee. Owners receive their rental rate minus a 15% HyreCar fee. For example if the average weekly rental rate during 2017 of a HyreCar vehicle was $200 (“Weekly Rental”), plus direct insurance costs, plus a 10% HyreCar fee ($20), the total gross billings would have been $290. This gross billing amount was charged to the Driver’s account in one lump sum. $170 or 85% of the weekly rental is subsequently transferred to the Owner. HyreCar earns revenues from the transaction fee of $50 and gross fees from the insurance of $70. Accordingly, the U.S. GAAP reportable revenue recognized by HyreCar is $120 in this transaction (as detailed in the table below).

Weekly rental	$200.00
Direct insurance	70.00
HyreCar driver fee	20.00	(10% of weekly rental)
HyreCar gross billings	290.00
Owner payment	170.00	(85% of weekly rental)
HyreCar revenue	$120.00

The revenue model changed with the re-negotiation of our insurance product and implementation of a fixed daily fee. For example, as of April 5, 2018, if the average weekly rental rate of a HyreCar vehicle is $200 (“Weekly Rental”), direct insurance costs are $61, 10% HyreCar variable fee is $20, plus an administration fee of $30, then the total gross billings is $311. This gross billing amount is charged to the Driver’s account in one lump sum. $170 or 85% of the weekly rental is subsequently transferred to the Owner. HyreCar earns revenues from the transaction fee of $50 and gross fees from insurance and administration fees of $91. Accordingly, the U.S. GAAP reportable revenue recognized by HyreCar is $141 in this transaction example (as detailed in the table below).

Weekly rental*	$200.00
Direct insurance and administration fee	$91.00
HyreCar Variable Driver Fee	$20.00	(10% of weekly rental)
HyreCar Gross Billings	$311.00
Owner Payment	$170.00	(85% of weekly rental)
HyreCar Revenue*	$141.00

*Rounded and approximate numbers for ease of example. Actuals vary across geography.

Gross billings are an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners, refunds or rebates. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billings is a non-U.S. GAAP measure and as such, is not recorded in our financial statements as revenue. However, we use gross billings to asses our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the Company’s U.S. GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar’s net revenue margin has increased to approximately 45% (Taking the example above: $141 HyreCar’s U.S. GAAP revenue over $311 Total Gross Billings). A breakout of revenue components is provided in MD&A and the financial footnotes.

The table below sets forth a reconciliation of our U.S. GAAP reported revenues to gross billings for the three and six months ended June 30, 2018 and 2017:

	Three Months ended June 30, 2018	Three Months ended June 30, 2017	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Revenues (U.S. GAAP reported revenues)	$2,273,499	$631,245	$3,987,682	$1,136,569
Add: Refunds, rebates and deferred revenue	146,811	167,518	530,998	303,685
Add: Owner payments (not recorded in financial statements)	2,773,457	1,020,835	5,121,217	1,770,735
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$5,193,767	$1,819,598	$9,639,897	$3,210,989

Our operating results are subject to variability due to seasonality, macroeconomic conditions and other factors. Car rental volumes tend to be associated with driving holidays, where there is an influx of Uber/Lyft demand. Thus far in 2018, we have continued to operate in an uncertain and uneven economic environment marked by heightened geopolitical risks. Nonetheless, we continue to anticipate that demand for vehicle rental and car sharing services will increase in 2018, most likely against a backdrop of modest and uneven global economic growth.

Our objective is to focus on strategically accelerating our growth, strengthening our position as a leading provider of vehicle rental services to Uber and Lyft drivers, continuing to enhance our customers’ rental experience, and controlling costs and driving efficiency throughout the organization. We operate in a high growth industry and we expect to continue to face challenges and risks. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives, continued growth of fleet levels to match changes in demand for vehicle rentals, and appropriate investments in technology.

During 2018:

●	Our net revenues totaled approximately $4 million during the six months ended June 30, 2018 and increased 251% compared to the six months ended June 30, 2017 due to higher rental days and increased rental volumes.

●	In the six months ended June 30, 2018, our net loss was approximately $6.8 million, representing a $5.2 million year-over-year reduction in earnings.

●	Our net revenues totaled approximately $2.3 million in the three months ended June 30, 2018 and increased 260% compared to the three months ended June 30, 2017 due to higher rental days and increased rental volumes.

●	In the three months ended June 30, 2018, our net loss was $5 million, representing a $4.3 million year-over-year reduction in earnings.

Management’s Plan

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through increased revenue from operations and the funds raised through the IPO. Based on our current capital and ability to reduce cash burn if needed, as well as the increasing revenues through normal course of business, we believe that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Components of Our Results of Operations

The following describes the various components that make up our results of operations, discussed below.

Revenue is earned from fees associated with matching Drivers to Owners of idle cars that meet the strict requirements imposed by ride-sharing services such as Uber and Lyft with Drivers. A Driver will typically rent a car through one transaction via our on-line marketplace. We recognize U.S. GAAP reportable revenue primarily from a transaction fee and an insurance fee when a car is rented on our platform when (a) persuasive evidence that an agreement exists which occurs when the rental contract is signed electronically between the two parties involved; (b) the services have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured which occurs simultaneously when the booking is accepted and the credit card or account on file is charged. The Company defers revenue where the earnings process is not yet complete. The Company also recognizes revenue from other sources such as referrals, motor vehicle record fees (application fees), late rental fees, and other fees charged to drivers in specific situations.

Cost of revenues primarily include direct fees paid for driver insurance, merchant processing fees, and motor vehicle record fees incurred for paid driver applications.

Sales and marketing costs include advertising (both on-line and off-line channels), brand awareness activities, conference attendance, conference sponsorship, business development, wages to sales and marketing staff.

General and administrative costs include all corporate and administrative functions that support our business. These costs also include stock-based compensation expense, consulting costs, and other costs that are not included in cost of revenues.

Research and development costs are related to activities such as user experience and user interphase development, database development and maintenance and any technology related expense that improves and maintains the functionality of our existing platform.

Other income/expense includes non-operating income and expenses including interest expense.

Results of Operations

Three Months Ended June 30, 2018 compared to Three Months Ended June 31, 2017

Revenues and Gross Profit. Gross profit of $1,076,952, or approximately 47%, was realized on revenues totaling $2,273,499 for the three months ended June 30, 2018, as compared to gross profit of $72,219, or approximately 11%, realized on revenues totaling $631,245 for the three months ended June 30, 2017. The increase in revenues of $1,642,254, or approximately 260%, was due to the growth of our business, which resulted from the expansion of our sales team, increased marketing expenditures and brand awareness. The implementation of late fees, which effected 2018 but not the comparable 2017 period, a fixed administrative fee component commencing in the second quarter of 2018 and increased fees from partner referrals also attributed to revenue growth and gross profit.

Operating Expenses. Operating expenses, consisting of research and development, sales and marketing and general and administrative expenses, increased by approximately $3,417,557, or approximately 412%, to $4,246,633 for the three months ended June 30, 2018, as compared to operating expenses of $829,076 for the three months June 30, 2017. The increase in operating expenses related to the expansion of our sales team which, in turn, resulted in an increase in sales and in our operating expenses. Our general and administrative expenses increased by $2,794,261 representing an increase in office space, salaries, contractors, operations and support functions. Our sales and marketing expenses increased by $441,937 which is attributable to an increase in online advertising, increased sales contractors and compensation. Remaining difference is attributable to research and development and specifically increased contractors and outside services expense related to maintenance of the technology platform. Stock-based compensation included in the three months ended June 30, 2018 and 2017 was $1,855,346 and $195,808, respectively, an increase of $1,659,538 .

Loss from Operations. Our loss from operations for the three months ended June 30, 2018 was $3,169,681 as compared to a loss from operations of $756,857 for the three months ended June 30, 2017. The increased loss during 2017 is a direct result of the increased operating costs noted above.

Other (Income) Expense. For the three months ended June 30, 2018, interest expense totaled $1,874,685 as compared to interest expense of $14,299 for the three months ended June 30, 2017. The increase was a result of the 2018 period including debt discount accretion of the 2018 Convertible Notes and stated interest rates on such notes thereon as well as the debt discount accretion from notes payable, as compared to the 2017 period which had interest related to charges for beneficial conversion features on convertible debt and stated interest for only a portion of the period for which the convertible debt was outstanding. Other income and expense during the three months ended June 30, 2018 and 2017 were minor.

Net Loss. Primarily as a result of the increased operating expenses noted above, together with the interest expense incurred during the three months ended June 30, 2018, our net loss for the three months ended June 30, 2018 was $5,042,285, as compared to a net loss for the three months ended June 30, 2017 of $768,875.

Non-U.S. GAAP Financial Measure – Gross Billings

Gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billings is a non-U.S. GAAP measure and as such, is not recorded in our financial statements as revenue. However, we use gross billings to asses our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the Company’s U.S. GAAP reportable revenue over gross billings.

The table below sets forth a reconciliation of our U.S. GAAP reported revenues to gross billings for the three months ended June 30, 2018 and 2017:

	Three Months ended June 30, 2018	Three Months ended June 30, 2017
Revenues (U.S. GAAP reported revenues)	$2,273,499	$631,245
Add: Refunds, rebates and deferred revenue	146,811	167,518
Add: Owner payments (not recorded in financial statements)	2,773,457	1,020,835
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$5,193,767	$1,819,598

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Revenues and Gross Profit. Gross profit of $1,500,263, or approximately 38%, was realized on revenues totaling $3,987,682 for the six months ended June 30, 2018 as compared to gross profit of $109,091, or approximately 10%, realized on revenues totaling $1,136,569 for the six months ended June 30, 2017. The increase in revenues of $2,851,113, or approximately 251%, was due to the growth of our business, which resulted from the expansion of our sales team, increased marketing expenditures and brand awareness. The implementation of late fees, which effected 2018 but not the comparable 2017 period, a fixed administrative fee component commencing in the second quarter of 2018 and increased fees from partner referrals also attributed to revenue growth and gross profit.

Operating Expenses. Operating expenses, consisting of research and development, sales and marketing and general and administrative expenses, increased by approximately $4,697,896, or approximately 304%, to $6,244,001 for the six months ended June 30, 2018, as compared to operating expenses of $1,546,105 for the six months ended June 30, 2017. The increase in operating expenses related to the expansion of our sales team which, in turn, resulted in an increase in sales and in our operating expenses. Our general and administrative expenses increased by $3,367,631 representing an increase in office space, salaries, contractors, operations and support functions. Our sales and marketing expenses increased by $1,005,287 which is attributable to an increase in on-line advertising, increased sales contractors and compensation. Remaining difference is attributable to research and development and specifically increased contractors and outside services expense related to maintenance of the technology platform. Stock-based compensation included in the six months ended June 30, 2018 and 2017 was $2,065,721 and $195,808, respectively, an increase of $1,869,913.

Loss from Operations. Our loss from operations for the six months ended June 30, 2018 was $4,743,738 as compared to a loss from operations of $1,437,014 for the six months ended June 30, 2017. The increased loss during 2018 is a direct result of the increased operating costs noted above.

Other (Income) Expense. For the six months ended June 30, 2018, interest expense totaled $2,036,458 as compared to interest expense of $154,364 for the six months ended June 30, 2017. The increase was a result of interest charges for beneficial conversion features on convertible debt and the amortization of debt discounts in 2018. In 2017, interest related to the recognition of a beneficial conversion feature totaling $134,108, stated rate of interest on convertible debt outstanding, along with other minor interest charges. Other income and expense during the six months ended June 30, 2018 and 2017 were minor.

Net Loss. Primarily as a result of the increased operating expenses noted above, together with the interest expense incurred during 2018, our net loss for the six months ended June 30, 2018 was $6,809,316 as compared to a net loss for the six months ended June 30, 2017 of $1,592,106.

Non-U.S. GAAP Financial Measure – Gross Billings

Gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billings is a non-U.S. GAAP measure and as such, is not recorded in our financial statements as revenue. However, we use gross billings to asses our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the Company’s U.S. GAAP reportable revenue over gross billings.

	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Revenues (U.S. GAAP reported revenues)	$3,987,682	$1,136,569
Add: Refunds, rebates and deferred revenue	530,998	303,685
Add: Owner payments (not recorded in financial statements)	5,121,217	1,770,735
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$9,639,897	$3,210,989

Liquidity and Capital Resources

At June 30, 2018, our cash balance totaled $11,867,519 compared to $213,944 at December 31, 2017. This increase was a result of our IPO in which the Company issued and sold 2,520,000 shares of common stock at $5.00 per share for gross proceeds of $12,600,000, net of underwriters’ discounts and commissions totaling $1,260,000. Accordingly, net proceeds from the IPO totaled $11,340,000, before deducting offering costs of $569,665.

At June 30, 2018, our current assets totaled $12,022,464 and our current liabilities totaled $2,543,815 resulting in working capital of $9,478,649 compared to a working capital deficit of $1,337,331 at December 31, 2017. This deficit resulted primarily from a lack of operating capital. Throughout the next 12 months, the Company intends to fund its operations through increased revenue from operations and the funds raised through the IPO. Based on our current capital and ability to reduce cash burn if needed, as well as the increasing revenues through normal course of business, the Company does not expect to raise money in the next 12 months.

We do not have any contractual obligations for ongoing capital expenditures at this time.

Operating activities for the six months ended June 30, 2018 resulted in cash outflows of $1,941,418 which were due primarily to the loss for the period of $6,809,316, and changes in operating assets and liabilities of $917,837, net of non-cash expenses totaling $3,950,061.

Operating activities for the six months ended June 30, 2017 resulted in cash used in operating activities of $1,230,654, which was due primarily to the loss for the period offset by $351,624 in non-cash expenses and $9,828 in changes to operating assets and liabilities.

Investing activities for the six months ended June 30, 2018 resulted in cash inflows of $31,266 consisting of net inflows related to the return of our prior lease deposit, net of purchases of property and equipment.

Investing activities for the six months ended June 30, 2017 resulted in cash outflows of $98,195 consisting of net outflows related to our insurance deposit and additional deposit under our prior month-to-month lease.

Net cash provided by financing activities for the six months ended June 30, 2018 totaled $13,563,727 and primarily included $2,778,579 in net proceeds from convertible debt, net proceeds of $11,340,000 related to the IPO, net repayments on a note payable of $50,000 and offering costs of $637,547.

Net cash provided by financing activities for the six months ended June 30, 2017 totaled $1,413,004 and primarily included $300,000 from the sale of preferred stock, $892,688 from the sale of common stock, $350,000 from notes payable, net of offering costs of $129,684.

Critical Accounting Policies, Judgments and Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term.

Stock Based Compensation

The Company accounts for stock options issued to employees under ASC 718, Compensation – Stock Compensation. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505, Equity. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock or equity award on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

Revenue Recognition

The Company recognizes revenue primarily from a transaction fee and an insurance fee when a car is rented on the Company’s platform when (a) persuasive evidence that an agreement exists which occurs when the rental contract is signed electronically between the two parties involved; (b) the services have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured which occurs simultaneously when the booking is accepted and the credit card on file is charged. The Company defers revenue where the earnings process is not yet complete.

The Company also recognizes revenue from other sources such as referrals, motor vehicle record fees (application fees), late rental fees, and other fees charged to Drivers in specific situations.

In limited circumstances, the Company provides contingent consideration in the form of a rebate or refund that is redeemable only if the customer completes a specific level of transaction over a specific time period. In such cases, the rebate or refund obligation is recognized as a reduction of revenues. Measurement of the total rebate or refund obligation is based on management estimates using historical data.

The following is a breakout of revenue components by subcategory for the three and six months ended June 30, 2018 and 2017.

	Three Months ended June 30, 2018	Three Months ended June 30, 2017	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Insurance and administration fee	$1,237,443	$316,536	$2,194,610	$566,598
Transaction fees	834,163	281,040	1,529,101	503,061
Other fees	294,165	43,169	444,506	76,410
Incentives and rebates	(92,272)	(9,500)	(180,535)	(9,500)
Net revenue	$2,273,499	$631,245	$3,987,682	$1,136,569

Transaction fees and insurance fees are charged to a Driver in a single transaction. Drivers currently do not have an option to decline insurance at any point during the transaction.

Principal Agent Considerations

In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, we evaluate our service offerings to determine if we are acting as the principal or as an agent, which we consider in determining if revenue should be reported gross or net. Our primary revenue source is a transaction fee made from a confirmed booking of a vehicle on our platform. Key indicators that we evaluate to reach this determination include:

●	the terms and conditions of our contracts;

●	whether we are paid a fixed percentage of the arrangement’s consideration or a fixed fee for each transaction;

●	the party which sets the pricing with the end-user, has the credit risk and provides customer support; and

●	the party responsible for delivery/fulfillment of the product or service to the end consumer.

We have determined that we act as the agent in the transaction for vehicle bookings, as we are not the primarily obligor of the arrangement and receive a fixed percentage of the transaction. Therefore, revenue is recognized on a net basis.

For other fees such as insurance fees and motor vehicle records (application fees) we have determined that revenue should be recorded on a gross basis. In such arrangements, the Company sets pricing, has risk of economic loss, has certain credit risk, provides support services related to these transactions, and has decision making ability about service providers used.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact there are resource constraints and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Refer to the discussion in the “Settlement and Legal” section in Note 3 to our unaudited financial statements included in this Quarterly Report on Form 10-Q for information relating to legal proceedings.

Item 1A. Risk Factors

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, or the SEC, press releases, communications with investors, and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks Related to our Business

Our limited operating history makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.

We were founded in 2014. Our limited operating history makes it difficult to evaluate our current business and prospects and plan for and model our future growth. We have encountered and will continue to encounter risks and uncertainties frequently encountered by rapidly growing companies in developing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the ride-sharing or car-sharing market, our results of operations and financial results could differ materially from our plans and forecasts. Although we have experienced rapid growth since our inception, there is no assurance that such growth will continue. Any success we may experience in the future will depend in large part on our ability to, among other things:

●	maintain and expand our customer base and the ways in which customers use our platform;

●	expand revenue from existing customers through increased or broader use of our platform;

●	improve the performance and capabilities of our platform through research and development;

●	effectively expand our business domestically and internationally, which will require that we rapidly expand our sales force and fill key management positions; and

●	successfully compete with other companies that currently provide, or may in the future provide, solutions like ours.

If we are unable to achieve our key objectives, including the objectives listed above, our business and results of operations will be adversely affected and the fair market value of our securities could decline.

If we do not respond appropriately, the evolution of the automotive industry towards autonomous vehicles and mobility on demand services could adversely affect our business.

The automotive industry is increasingly focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully automated driving experience. The high development cost of active safety and autonomous driving technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us. There has also been an increase in consumer preferences for mobility on demand services, such as car- and ride-sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If we do not continue to innovate to develop or acquire new and compelling products that capitalize upon new technologies in response to OEM and consumer preferences, this could have an adverse impact on our results of operations.

If we do not effectively expand and train our direct sales force, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.

We continue to be substantially dependent on our direct sales force to obtain new customers and increase sales with existing customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, because we continue to grow rapidly, a large percentage of our sales force is new to our Company. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

Fluctuating economic conditions make it difficult to predict revenue for a particular period, and a shortfall in revenue may harm our operating results.

Our revenue depends significantly on general economic conditions and the demand for products in the ride-sharing and car-sharing market. Economic weakness, customer financial difficulties, and constrained spending on ride-sharing may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results.

The ride-sharing model may not continue to grow, which would adversely affect our business.

Our business and future growth is significantly dependent on the continued success of each of Uber, Lyft, and other software-based systems that have come into the marketplace to compete with standard taxicab transportation organizations.

While the effect of those companies has been to decrease the cost and therefore increase the utilization of ride-sharing, there can be no assurance that consumer utilization of these systems will continue to grow, or that competition and the resulting price pressure will not undermine the viability of these types of systems, thereby adversely affecting our business.

Our unique peer to peer structure could be duplicated and our inability to accurately predict user behavior could negatively impact our sales business.

Although to date neither Uber nor Lyft have endeavored to develop a peer-to-peer system to match drivers and car owners as we are doing, there can be no assurance that either one of these companies or other competitors subsequently entering the marketplace will not endeavor to do so, and there can be no assurance that such competition will not have a negative impact on our business.

Furthermore, although several attempts to match up fleets of cars owned by operators with Uber and Lyft drivers have failed, there can be no assurance that other entities will not enter the marketplace on this basis with economic and logistical models that solve the problems that caused this failure.

The market forecasts included in this Quarterly Report on Form 10-Q may prove to be inaccurate, and even if the markets in which we operate achieve growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in the ride-sharing market, including the forecasts or projections referenced in this Quarterly Report on Form 10-Q, may prove to be inaccurate. Even if the ride-sharing market experiences the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Quarterly Report on Form 10-Q should not be taken as indicative of our future growth.

Our insurance coverage program is unique to our business, but it may not continue to be cost effective in the future.

We are currently the only company in the ride-sharing sector that has succeeded in structuring a cost-effective insurance program to provide for our liability when a driver and a car are carrying passengers. However, we have a short history in assessing the correlation between personal injury and property damage risks and the cost of insurance premiums, and there can be no assurance that our current projections will continue to be cost effective in the future.

Our operations are dependent on our current management. The loss of any member of our management team could adversely affect our operations and financial results.

We are highly dependent upon the retention of the services of our current management. The loss of any one of these individuals could adversely affect our operations and financial results. Our business also depends on our ability to attract and retain additional highly qualified management, technical, operating, and sales and marketing personnel. We do not currently maintain key person life insurance policies on any of our employees.

Our results of operations are likely to vary significantly from period to period, which could cause the price of our common stock to decline.

Our results of operations have varied significantly from period to period. For example, the months of January, February and March are traditionally very slow for transportation demand. We expect that our results of operations will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●	our ability to attract and retain new customers;

●	the budgeting cycles and purchasing practices of customers;

●	the timing and success of new service introductions by us or our competitors or any other change in the competitive landscape of the ride-sharing or car-sharing market, including consolidation among our competitors;

●	our ability to successfully expand our business domestically and internationally;

●	changes in our pricing policies or those of our competitors;

●	any disruption in, or termination of, our relationship with our insurance carriers or ride sharing companies with which we do business;

●	the cost and potential outcomes of future litigation, if any;

●	seasonality in our business;

●	general economic conditions, both domestic and foreign, assuming we expand into foreign markets;

●	future accounting pronouncements or changes in our accounting policies or practices; and

●	the amount and timing of operating costs and capital expenditures related to the expansion of our business.

Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other operating results from period to period. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, the price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

We have had operating losses each year and quarterly period since our inception and may not achieve or maintain profitability in the future.

We have incurred operating losses each year and every quarterly period since inception. For the six months ended June 30, 2018 and 2017, our operating loss was $4,743,738 and $1,437,014, respectively. For the years ended December 31, 2017 and 2016, our operating loss was $4,066,950 and $838,560. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be costlier than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our services, increased competition, a decrease in the growth or size of the ride-sharing or car-sharing market or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

Our independent registered public accounting firm previously expressed substantial doubt about our ability to continue as a going concern.

Primarily as a result of our losses, limited working capital, and significant operating costs expected to be incurred in the next twelve months, the report of our independent registered public accounting firm for our audited financial statements at December 31, 2017 and 2016 and for the years then ended contained an explanatory paragraph stating there was substantial doubt about our ability to continue as a going concern due to recurring losses from operations and deficiencies in working capital and net capital.

However, based on our cash balance as of June 30, 2018 and our ability to reduce cash burn if needed, as well as the increasing revenues through the normal course of our business, management believes that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

The market for ride-sharing and car-sharing services is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards and frequent new service introductions and improvements. We anticipate continued challenges from current competitors, as well as by new entrants into the industry. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate or revenue that could adversely affect our business and results of operations.

Changes in government regulations could have an adverse impact on our business.

Currently, there are few laws regulating our business, however, as our business matures, this may change. Changes in government regulation of our business have the potential to materially alter our business practices, or our operational results. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on ride-sharing businesses, depending on the circumstances. Potential changes in law or regulation that may affect us relate to insurance intermediaries, customer privacy, data security and rate regulation.

Any material limitation in the fuel supply could adversely affect our business.

Our operations could be adversely affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. We are not aware of any current proposal to impose such a regime in the U.S. or internationally. Such a regime could, however, be quickly imposed if there was a serious disruption in the fuel supply for any reason, including an act of war, terrorist incident or other problem, such as the devastation caused by natural disasters, affecting the petroleum supply, refining, distribution or pricing.

If our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business.

Our efforts to protect the information that our users have shared with us may be unsuccessful due to the actions of third parties, software bugs, or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information to gain access to our data or our users’ data. If any of these events occur, our or our users’ information could be accessed or disclosed improperly. Our privacy policy governs how we may use and share the information that our users have provided us. Some partners may store information that we share with them. If these third parties fail to implement adequate data-security practices or fail to comply with our terms and policies, our users’ data may be improperly accessed or disclosed. And even if these third parties take all these steps, their networks may still suffer a breach, which could compromise our users’ data. Any incidents where our users’ information is accessed without authorization, or is improperly used, or incidents that violate our terms of service or policies, could damage our reputation and our brand and diminish our competitive position. In addition, affected users or government authorities could initiate legal or regulatory action against us over those incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Maintaining the trust of our users is important to sustain our growth, retention, and user engagement. Concerns over our privacy practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services. Any of these occurrences could seriously harm our business.

Risks Related to our Common Stock

An active trading market for our common stock may not be sustained.

Our shares of common stock began trading on the Nasdaq Capital Market on June 27, 2018. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future financing agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) five years from the completion of our initial public offering.

We are incurring and will continue to incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in this Quarterly Report on Form 10-Q lapse, or if the market anticipates that these sales could occur, the market price of our common stock could decline. These sales may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisition.

The lock-up agreements pertaining to our initial public offering will expire December 23, 2018. After the lock-up agreements expire, based upon the number of shares of common stock, on an as-converted basis, outstanding as of June 30, 2018, approximately 6 million shares of common stock will be eligible for sale in the public market.

As of August 10, 2018, approximately 5 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants became eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Actual or potential sales of our common stock by our employees, including our executive officers, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and our policies regarding stock transactions, our employees, executive officers and directors may adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing for numerous reasons. For example, a substantial number of shares of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. If few analysts commence coverage of us, the trading price of our stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which, in turn, could cause our stock price to decline.

We have broad discretion in how we use our cash, cash equivalents and marketable securities, including the net proceeds from our initial public offering and may not use these financial resources effectively, which could affect our results of operations and cause our stock price to decline.

Our management has considerable discretion in the application of our cash, cash equivalents and marketable securities, including the net proceeds from our initial public offering. We intend to use the cash, cash equivalents and marketable securities to advance and expand our research and development efforts, and for working capital and other general corporate purposes, which will include the hiring of additional personnel, capital expenditures, and the costs of operating as a public company. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the cash, cash equivalents and marketable securities. We may use the cash, cash equivalents and marketable securities for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the offering in a manner that does not produce income or that loses value.

Anti-takeover provisions in our charter documents and under the General Corporation Law of the State of Delaware could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits stockholders owning in excess of 15% of the outstanding combined organization voting stock from merging or combining with the combined organization. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then-current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.

Our corporate documents and the DGCL contain provisions that may enable our board of directors to resist a change in control of us even if a change in control were to be considered favorable by our stockholders. These provisions:

●	stagger the terms of our board of directors and require 66 and 2/3% stockholder voting to remove directors, who may only be removed for cause;

●	authorize our board of directors to issue “blank check” preferred stock and to determine the rights and preferences of those shares, which may be senior to our common stock, without prior stockholder approval;

●	establish advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholders’ meetings;

●	prohibit our stockholders from calling a special meeting and prohibit stockholders from acting by written consent;

●	require 66 and 2/3% stockholder voting to effect certain amendments to our certificate of incorporation and bylaws; and

●	prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates.

These provisions could discourage, delay or prevent a transaction involving a change in control of us. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions our stockholders desire.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our common stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On June 1, 2018, the Company agreed to issue a warrant to purchase 100,000 shares of common stock to a consultant for services to be rendered. The warrant is exercisable for a period of five years at an exercise price per share equal to the offering price in the IPO, which was $5.00 per share.

On June 15, 2018, the Company agreed to issue a warrant to purchase 150,000 shares of common stock to a consultant for services to be rendered. The warrant is exercisable for a period of three years at an exercise price per share equal to the offering price in the IPO, which was $5.00 per share.

The Company issued the warrants and will issue the shares of common stock underlying such warrants upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

Use of Proceeds from Initial Public Offering of Common Stock

On June 29, 2018, we closed our initial public offering of 2,520,000 shares of our common stock at a public offering price of $5.00 per share for an aggregate offering of $12.6 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-225157), which was declared effective by the SEC on June 26, 2018. Network 1 Financial Securities, Inc. acted as the managing underwriter for the offering. We received aggregate net proceeds from the offering of approximately $10.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of the Prospectus, which was filed with the SEC on June 28, 2018. There has been no material change in the planned use of proceeds from our offering as described in the Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement” and “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On August 10, 2018, all of the disinterested directors on our board of directors approved a one-time cash bonus of $100,000, minus applicable tax withholdings, to each of Andy Bansal, Chairman of the board, and Abhishek Arora, Chief Technology Officer and director, in recognition of their efforts and dedication in furtherance of the Company’s initial public offering (collectively, the “IPO Cash Bonuses”). Messrs. Bansal and Arora will receive the IPO Cash Bonuses on the date of the Company’s next pay date in accordance with its payroll policies.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	S-1	333-225157	3.5	May 23, 2018

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-225157	3.7	May 23, 2018

4.1	Form of Amended and Restated Placement Agent Warrant for 2017 Private Placement Offering	S-1	333-225157	4.7	June 22, 2018

10.1+	Employment Agreement between the Company and Kit Tran	S-1/A	333-225157	10.11	June 22, 2018

10.2	2018 Equity Incentive Plan and forms of award agreements thereunder	S-1	333-225157	10.7	May 23, 2018

10.3+	Description of IPO Cash Bonuses					X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+ Indicates a management contract or compensatory plan or arrangement.

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyreCar Inc.

Date: August 14, 2018	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)