Form 10-Q
period 2018-09-30
HyreCar Inc.
filed 2018-11-08
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 8, 2018, the registrant had 11,708,041 shares of common stock, $0.00001 par value per share, outstanding.

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HyreCar Inc.

BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$8,671,099	$213,944
Accounts receivable	128,600	41,000
Deferred offering costs	-	135,608
Deferred expenses	13,988	35,153
Other current assets	139,651	118,020
Total current assets	8,953,338	543,725

Property and equipment, net	3,570	-
Intangible assets, net	67,689	-
Other assets	90,000	90,000
Total assets	$9,114,597	$633,725

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$784,538	$1,355,064
Accrued liabilities	404,340	119,226
Deferred revenue	44,602	47,718
Related party advances	9,629	9,629
Note payable, net of discount	-	46,368
Notes payable - related party, net of discount	-	278,607
Settlement payable	-	24,444
Total current liabilities	1,243,109	1,881,056

Total liabilities	1,243,109	1,881,056

Commitments and contingencies (Note 3)	-	-

Stockholders’ equity (deficit):
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 and 2,429,638 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	1,591,886
Common stock, 50,000,000 share authorized, par value $0.00001, 11,708,041 and 5,252,953 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	117	52
Additional paid-in capital	21,728,618	2,553,672
Subscription receivable - related party	(7,392)	(140,087)
Accumulated deficit	(13,849,855)	(5,252,854)
Total stockholders’ equity (deficit)	7,871,488	(1,247,331)
Total liabilities and stockholders’ equity (deficit)	$9,114,597	$633,725

See accompanying notes to the unaudited financial statements

HyreCar Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2018	Three Months ended September 30, 2017	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Revenues	$2,685,952	$828,285	$6,673,634	$1,964,854

Cost of revenues	1,235,702	711,724	3,723,121	1,739,202

Gross profit	1,450,250	116,561	2,950,513	225,652

Operating Expenses:
General and administrative	1,210,436	479,485	5,256,169	1,157,587
Sales and marketing	1,421,363	678,341	3,097,586	1,349,277
Research and development	587,966	225,743	1,110,011	422,810
Total operating expenses	3,219,765	1,383,569	9,463,766	2,929,674

Operating loss	(1,769,515)	(1,267,008)	(6,513,253)	(2,704,022)

Other (income) expense:
Interest expense	3,261	21,251	2,039,719	175,615
Other (income) expense	6,678	-	44,029	728
Total other (income) expense	9,939	21,251	2,083,748	176,343

Loss before provision for income taxes	(1,779,454)	(1,288,259)	(8,597,001)	(2,880,365)

Provision for income taxes	-	800	-	800

Net loss	$(1,779,454)	$(1,289,059)	$(8,597,001)	(2,881,165)

Weighted average shares outstanding - basic and diluted	11,708,041	4,614,356	7,496,175	4,216,986
Weighted average net loss per share - basic and diluted	$(0.15)	$(0.28)	$(1.15)	$(0.68)

See accompanying notes to the unaudited financial statements

HyreCar Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,597,001)	$(2,881,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	623	-
Forgiveness of related party advance	-	7,500
Amortization of debt discount	1,515,191	35,216
Interest expense on beneficial conversion feature	368,757	134,108
Stock-based compensation	2,152,443	237,759
Changes in operating assets and liabilities:
Accounts receivable	(87,600)	-
Deferred expense	21,165	(12,350)
Other current assets	(57,091)	-
Accounts payable	(434,917)	536,968
Accrued liabilities	375,841	(23,419)
Deferred revenues	(3,116)	320
Settlement paid	(24,444)	(55,000)
Net cash used in operating activities	(4,770,149)	(2,020,063)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,194)	-
Internally developed software	(67,689)	-
Related party advances	-	(500)
Deposits and other	35,460	(99,179)
Net cash used in investing activities	(36,423)	(99,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued for cash in public offering	12,600,000	-
Offering costs associated with underwriters in public offering	(1,260,000)	-
Proceeds from note payable	-	50,000
Proceeds from notes payable - related parties	-	300,000
Repayment of note payable	(50,000)
Repayment of note payable – related parties	(300,000)	-
Proceeds from convertible debt	2,778,579	-
Offering costs	(637,547)	-
Costs of private placement	-	(220,149)
Proceeds from subscription receivable	132,695	-
Proceeds from sale of preferred stock	-	300,000
Proceeds from sale of common stock	-	1,441,628
Net cash provided by financing activities	13,263,727	1,871,479
Increase (decrease) in cash and cash equivalents	8,457,155	(248,263)
Cash and cash equivalents, beginning of period	213,944	516,163
Cash and cash equivalents, end of period	$8,671,099	$267,900
Supplemental disclosures of cash flow information:
Cash paid for interest	$64,414	$-
Cash paid for income taxes	$-	$800
Non cash investing and financing activities:
Interest on subscription receivable	$347	$694
Discount on debt with warrants	$1,107,982	$84,031
Discount from beneficial conversion feature	$368,757	$-
Preferred stock converted to common stock	$1,591,886	$-
Conversion of convertible debt and interest	$3,136,996	$-
Debt and accrued interest converted to preferred stock	$-	$536,434

See accompanying notes to the unaudited financial statements

HyreCar Inc.

Notes to UNAUDITED Financial Statements

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

HyreCar Inc. (which may be referred to as “HyreCar,” the “Company,” “we,” “us” or “our”) was incorporated on November 24, 2014 (“Inception”) in the State of Delaware. The Company’s headquarters is located in Los Angeles, California.  The Company operates a web-based marketplace that allows car and fleet owners to rent their idle cars to Uber and Lyft drivers safely, securely and reliably. The financial statements of HyreCar Inc. are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2018, the statements of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018 and results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017. The financial data and the other information disclosed in these notes to the interim financial statements related to the three and nine month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto that are included in the prospectus, dated June 26, 2018, that formed a part of the registration statement on Form S-1 (File No. 333-225157), which was declared effective by the SEC on June 26, 2018.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018 and December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued liabilities, notes payable, convertible debt and settlement payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Insurance Liability

The Company records a loss reserve for insurance deductible or damage that the Company pays to car owners based on the Company’s policy in relation to the insurance policy in effect at the time, as it may be amended. This reserve is based on changes to the Company’s insurance policy that occurred during the second quarter of 2018 in relation to the insurance policy in effect for car owners. This reserve represents an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment.  The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company.  As of September 30, 2018, $125,957 was included in accrued liabilities related to the loss reserve, where the expense is reflected in the general and administrative within the statements of operations.  No such liability was recorded as of December 31, 2017 as the Company’s policy was such that it was not responsible for any claims at the time.

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

Internal Use Software

We incur software development costs to develop software programs to be used solely to meet our internal needs and cloud-based applications used to deliver our services. In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, we capitalize development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed and the software will be used to perform the function intended. As of September 30, 2018, the Company has capitalized $67,689 of internal software related costs, which is included in intangible assets in the accompanying balance sheets.

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

The following is a breakout of revenue components by subcategory for the three and nine months ended September 30, 2018 and 2017:

	Three Months ended September 30, 2018	Three Months ended September 30, 2017	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Insurance and administration fees	$1,307,094	$435,931	$3,501,704	$1,002,529
Transaction fees	866,144	387,046	2,395,245	890,107
Other fees	581,469	38,658	1,025,974	115,070
Incentives and rebates	(68,755)	(33,350)	(249,289)	(42,852)
Net revenue	$2,685,952	$828,285	$6,673,634	$1,964,854

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

Stock-based compensation is included in operating expenses in the statements of operations as follows:

	Three months ended September 30, 2018	Three Months ended September 30, 2017	Nine months ended September 30, 2018	Nine Months ended September 30, 2017
General and administrative	$60,861	$9,607	$1,951,849	$119,710
Sales and marketing	$37,259	$21,108	$164,004	$92,038
Research and development	$(11,397)	$11,164	$36,591	$26,011

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the nine months ended September 30, 2018 and 2017, there were 2,792,356 and 1,066,733 options or warrants excluded, respectively. As of September 30, 2018, and 2017, there were no debts convertible into common stock. As of September 30, 2018, there were 825,000 shares of restricted common stock (Note 5) that were excluded.

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

New Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The Company is in process of assessing the impact of the adoption of ASU 2018-07 on the financial statements, but it is not expected to have a significant impact on the Company.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This new standard will replace all current guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual periods beginning after December 15, 2017 for public business entities and December 31, 2018 for all other entities. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has elected the extended transition period for complying with any new or revised financial accounting standards afforded to emerging growth companies. As the Company continually considers and reviews the provisions of the new standard, Management does not foresee a material impact to the financial statements as a whole.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Settlement and Legal

In September 2015, a claim was made by certain former founders against the Company for violations of the founders’ agreement. The claimants and the Company entered into an arbitration agreement on April 25, 2016 to settle the claim. The settlement stated each of the claimants would maintain 190,177 shares of their common stock (post reverse split as described in Note 5) restricted per the founders’ agreement with the remaining being remitted back to the Company. However, the shares while not separate in class, would not have voting rights until such shares were sold to a non-affiliated third party. The claimants would be diluted upon subsequent money raises, stock option offerings and vesting, however, any dilution would remain consistent and proportional to the remaining founders’ dilution ratios and would not be diluted more than the founders’ ratios in any current or subsequent money raise. The claimants also received a total of $110,000 paid out over eighteen (18) months starting November 1, 2016. As of September 30, 2018 and December 31, 2017, $0 and $24,444 of the balance remained outstanding, all of which are considered short term, respectively.

In July 2017, an owner of several vehicles that he was renting through the Company’s platform filed arbitration seeking damages for losses associated with renting his vehicles, specifically losses associated with a claimed stolen vehicle, storage fees, damage/repair fees, an insurance deductible, and purported loss of income due to his inability to rent the stolen/damaged vehicles. In December 2017, the owner also filed a lawsuit in Los Angeles Superior Court reasserting the same claims. The Company believes this action is without merit and is vigorously defending itself, while also exploring whether the dispute can be settled in an expeditious manner. The Company moved to compel the owner to arbitrate his claims and to stay his Superior Court case. That motion was heard on June 19, 2018 and the court granted the motion to compel arbitration.

The Company is involved in claims and litigation from time to time in the normal course of business. At September 30, 2018, the Company believes there are no pending matters, except as noted above, that are expected to have a material adverse effect on the business of the Company, its financial condition, results of operations or cash flows.

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

Other

In November 2017, the Company entered into a lease in Los Angeles, California commencing April 1, 2018, with the ability to occupy the facility in January 2018. The lease term is 39 months from the commencement date. Annual base rent is as follows: 2018 - $249,381, 2019 - $342,480, 2020 - $356,145, 2021 - $183,489, respectively. The lease required a deposit of $90,000. Per the lease agreement, the monthly rate will range from $27,708 to $31,167 a month. The Company also rents office furniture and incurs ancillary fees for building services and shared expenses. Rent expense for the nine months ended September 30, 2018 and 2017 was $251,894 and $120,859, respectively.

NOTE 4 – NOTES PAYABLE

2016 Convertible Notes Payable

From June 2016 to September 2016, the Company issued convertible promissory notes (the “2016 Convertible Notes”) to related parties and third parties with the same terms and conditions totaling indebtedness of $500,000 (the “2016 Convertible Debt”), $150,000 of which was borrowed from related parties. The 2016 Convertible Notes bore interest at 12%, with a default rate of 15% and were due three years from the issuance date. The 2016 Convertible Notes were automatically convertible  in shares of Series Seed 1 Convertible Preferred Stock upon 1) the consummation of an investment in the Company’s equity securities of over $250,000 through a single or series of transactions involving the same party or parties and 2) the occurrence of a liquidity event as defined by the 2016 Convertible Notes. The holders had the option to convert the entire unpaid and outstanding principal amount and any accrued interest thereon under the 2016 Convertible Notes on the maturity date. The conversion price was the lesser of 1) that price per share that was eighty percent (80%) of the purchase price per share of the same class and series of equity securities sold by the Company in a qualifying transaction or liquidity event or 2) an amount equal to $4,000,000 divided by the total number of outstanding shares of the Company’s common stock immediately prior to the transaction or liquidity event on a fully-diluted, as-converted basis.

In February 2017, the outstanding balance of the 2016 Convertible Notes was converted into Series Seed 1 Convertible Preferred Stock based on the conversion terms noted above due to the closing of a qualifying investment in equity securities. Accordingly, the 2016 Convertible Debt and accrued interest thereon totaling $36,434 was converted into 943,908 shares of Series Seed 1 Convertible Preferred Stock. Upon conversion, the contingent beneficial conversion feature was no longer contingent, and resulted in a discount and immediate accretion of such discount in the amount of $134,108, which was charged to interest expense in the accompanying statement of operations during the three and nine months ended September 30, 2017.

Interest expense for the 2016 Convertible Debt, including the charge for the beneficial conversion feature, for the three and nine months ended September 30, 2017 $140,065. There were no such charges in the 2018 periods presented.

2017 Notes Payable

In April and May 2017, the Company issued promissory notes to related parties totaling $300,000 and a third party totaling $50,000 with the same terms and conditions (collectively, the “2017 Notes”) and issued five year warrants to purchase up to 200,000 shares of common stock with an exercise price of $2.10 per share. The Company calculated the relative fair value of the warrants using a Black-Scholes option pricing model with similar inputs as disclosed for stock options in Note 5, resulting in a discount of $84,031. During the three and nine months ended September 30, 2018 and 2017, the Company accreted $0, $21,008, $25,025 and $35,216 of this discount to interest expense, respectively. The outstanding balance of the 2017 Notes has been repaid as of September 30, 2018.

2018 Convertible Notes and Warrants

During the first and second quarter of 2018, pursuant to a securities purchase agreement, the Company issued and sold senior secured convertible promissory notes (the “2018 Convertible Notes”) to accredited investors in the aggregate principal amount of $3,046,281. Gross principal amounts were net of $267,702 withheld for net proceeds of $2,778,579. The Company incurred additional offering costs of $67,882 for a total debt discount of $335,584, which was fully amortized by the IPO date. The 2018 Convertible Notes bore interest at the rate of 13% per annum and were due eight months from the original issue date, which ranged from September to December 2018 (the “Maturity Dates”). The 2018 Convertible Notes provided that the principal and all accrued and unpaid interest on the 2018 Convertible Notes were convertible into shares of common stock at a conversion rate equal to the lesser of $2.5480 per share or seventy percent (70%) of the IPO price per share. Upon pricing the IPO, at the option of the holders, all outstanding principal plus accrued interest underlying the 2018 Convertible Notes was converted into 1,231,165 shares of common stock at a conversion rate of $2.5480. Upon conversion, the contingent beneficial conversion feature was no longer contingent, and resulted in a discount and immediate accretion of such discount in the amount of $368,757 which was charged to interest expense in the accompanying statement of operations during the nine months ended September 30, 2018.

In connection with the issuance of the 2018 Convertible Notes, each holder also received contingent five-year warrants to purchase common stock in an amount equal to 50% of the shares of common stock that the holder was entitled to in connection with the conversion of the holder’s 2018 Convertible Note when such note first became convertible, which was at the time the IPO was priced. Prior to the 2018 Convertible Note being convertible, the holder did not have a right to exercise these warrants. At the IPO pricing date, 615,585 warrants to purchase common stock became exercisable upon the conversion of the outstanding balance of the 2018 Convertible Notes, including accrued interest. The warrants have an exercise price of 125% of the conversion price, or $3.185. The Company calculated the fair value of the warrants at $1,741,334 using a Black-Scholes pricing model. The Company valued the warrants at $2.8288 per warrant using a common stock fair value of $5.00, a term of five years, a volatility of 45% and a risk free interest rate of 2.75%. The Company allocated the debt proceeds on a relative fair value basis between the note and warrant, in which the Company recognized a note discount for $1,107,982. This was immediately recognized in interest expense as of the note conversion date. As of September 30, 2018, all of the warrants were outstanding.

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

Private Placement

Starting in June 2017, the Company undertook a private placement for the sale of common stock for $1.75 per share. During the year ended December 31, 2017, 1,236,588 shares of common stock were sold for gross proceeds of $2,164,029. Relating to this offering, the Company was required to pay the placement agent for the private placement a cash commission equal to 13% of the gross proceeds and issue the placement agent, or its designees, warrant to purchase shares of common stock equal to 10% the amount of monies raised divided by $1.75. Accordingly, as of December 31, 2017, $281,324 in cash commissions have been paid or were payable along with $38,806 in related legal and other fees, both of which were netted against the gross proceeds of the offering. Based on the amounts raised through December 31, 2017, the Company issued the placement agent warrants to purchase 123,659, exercisable at $2.00 per share. The value of these placement agent warrants, for which similar inputs were used compared to stock options below, were both an increase and reduction to additional paid-in capital for a net zero effect on the gross proceeds of the offering.

On June 22, 2018, the placement agent warrants that were to be earned per the description in Note 3, were amended to (i) decrease the amount of shares that can be purchased at an exercise price of $2.00 per share to 60,392 shares of common stock and (ii) reduce the remaining 63,267 shares to 28,993 shares at a modified exercise price of $7.50 per share, due to the fact that such placement agent warrants were earned 180 days immediately preceding the filing date of the IPO registration statement.

Shares for Services

In December 2017, the Company issued 37,755 shares of common stock for payment of $66,070 in accounts payable related to legal services.

Collateralized Restricted Stock Purchases

In 2016, the Company issued 1,032,387 shares of restricted common stock to related parties that vest as follows: 33% upon a sale of securities for gross proceeds of at least $250,000 in one or more transactions and the remaining 67% vest monthly over three years, becoming fully vested in April 2019. For consideration of these shares, the related parties entered into note agreements totaling $138,700 that call for the principal and interest to be paid back in ten years from the date of the loan. The notes bear interest at 1%. The loans are secured by the related shares of common stock. On May 31, 2018, the board of directors determined that it was in the best interest of the Company, in order to comply with the requirements of Section 402 of the Sarbanes-Oxley Act of 2002 prior to filing the IPO registration statement with the SEC, to (i) issue a bonus to those related parties serving as an officer and/or director of the Company in the amount owed by each party. Each such related party bonus was used to repay and terminate the note agreements. An aggregate of $131,400 in principal was repaid and terminated along with accrued interest thereon. Remaining balance of $7,392 is outstanding to a related party that is not serving as an officer or director of the Company. As of September 30, 2018, 897,890 shares have vested.

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2018, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding at December 31, 2017	1,021,171	$1.04	9.3
Granted	557,500	4.11	–
Exercised	–	–	–
Forfeited or expired	(29,340)	1.42	–
Outstanding at September 30, 2018	1,549,331	$2.14	9.1

Stock-based compensation expense for stock options for the three months ended September 30, 2018 and 2017 was $86,722 and $41,951, respectively, and $318,018 and $182,307 for the nine months ended September 30, 2018, and 2017, respectively.

As of September 30, 2018, the total estimated remaining stock-based compensation expense for unvested stock options is $1,395,906 which is expected to be recognized over a weighted average period of 2.41 years.

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The range of input assumptions used by the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Expected volatility	45%	45%	45%	40% – 45%
Risk-free interest rate	2.47%	2.33%	2.60%	2.32%
Expected life in years	6.25	5.5	5.39 – 6.25	5.0 – 6.0
Expected dividend yield	0%	0%	0%	0%

The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

Management estimated the fair value of common stock prior to the IPO date by looking at a market approach which takes into consideration past sales of our common and preferred stock, as well Company developments to date.

Subsequent to the period ended September 30, 2018, the Company granted 140,000 stock options exercisable at $2.29 per share.

Restricted Shares

A summary of activity with our restricted shares for the nine months ended September 30, 2018, is as follows:

	Number of shares	Weighted average grant date fair value per share

Unvested as of December 31, 2017	–	–
Granted	1,099,285	$5.00
Vested	(274,285)	$5.00
Forfeited	–	–
Unvested as of September 30, 2018	825,000	$5.00

During the nine months ended September 30, 2018, the Company granted 264,285 shares of restricted common stock to three consultants for services. All shares of restricted common stock fully vested upon the IPO. Accordingly, stock-based compensation of $1,321,425 was recognized during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company also granted 10,000 shares of restricted common stock to a consultant for services which fully vested upon the IPO. The Company recognized stock-based compensation expense of $50,000 during the nine months ended September 30, 2018 for the vesting of the 10,000 shares of restricted common stock. In addition, the Company also agreed to issue the consultant an aggregate of 825,000 shares of restricted common stock with the issuance of 275,000 shares of restricted common stock upon each of three milestones. Each of the three milestones has a specific target in which the Company must meet or exceed which include i) gross bookings of rentals, ii) average daily active rentals, or iii) market capitalization. As of September 30, 2018, it is not probable that the performance metrics will be met and therefore no compensation expense has been recognized and no shares of restricted common stock have been issued. Unrecognized compensation expense related to the unvested restricted stock is $2,103,750 as of September 30, 2018 based on the market value of the Company’s common stock at September 30, 2018. Actual future expense is dependent on the measurement date and when vesting becomes probable.

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

Relating to the IPO, the Company agreed to issue warrants to purchase up to 75,600 shares of common stock to the underwriters in connection with this primary offering. The value of the warrants nets against the equity related funds raised but is added back to equity for a net zero effect on equity.

In June 2018, the Company entered into agreements with two service provider firms pursuant to which the Company agreed to pay cash compensation and issue warrants to purchase up to an aggregate amount of 250,000 shares of common stock. The warrants are fully vested and non-forfeitable. The warrants range from three (3) or five (5) years and are exercisable for $5.00. Accordingly, stock-based compensation of $463,000 was recognized in general and administrative expenses in the accompanying statements of operations.

The Company used the Black-Scholes pricing model to value the above warrants, which had similar inputs to stock options included in the stock option section above except for the expected life of the warrants, which was set to match the related term of the warrant.

As of September 30, 2018 and December 31, 2017, all warrants were vested.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances

From time to time during the years ended December 31, 2017 and 2016, the Company received advances from related parties for short-term working capital. Such advances are considered short-term and non-interest bearing and due on demand. As of September 30, 2018 and December 31, 2017 $9,629, remained outstanding.

During the nine months ended September 30, 2017, advances of $7,500 to former officers were forgiven.

Insurance

The president of the Company’s primary insurance broker, providing gap coverage for vehicles on the platform, when existing policy coverage is not applicable, is also a minority stockholder and a holder of 2017 Notes with related warrants. As of September 30, 2018 and December 31, 2017, the Company had outstanding balances to the insurer totaling $83,115 and $337,882, included in accounts payable, respectively. During the nine months ended September 30, 2018 and 2017, the Company paid the insurer $3,357,305 and $1,516,565, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2017 included in our final prospectus for our initial public offering of our common stock (the “IPO”) filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) of the Securities Act on June 28, 2018, which we refer to as the Prospectus. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in the Prospectus.

Our Company

We operate in the car sharing marketplace for ride sharing through our proprietary platform. The Company has established a leading presence in Mobility as a Service (MaaS) through vehicle owners and institutions, such as franchise car dealerships, independent car dealerships and rental car companies, who have been disrupted by automotive asset sharing. We are based in Los Angeles, California and car owners and drivers can currently use the platform in all 50 states plus the District of Columbia. We believe our unique revenue opportunity for both owners (“Owners”) and drivers (“Drivers”) is providing a safe, secure, and reliable marketplace.

We categorize our operations into one reportable business segment: Rental, consisting primarily of our vehicle rental operations in the United States.

Business and Trends

We primarily generate revenue by taking a fee from each rental processed on our platform and through insurance related fees. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily, weekly or monthly rental rate, plus direct insurance costs and a 10% HyreCar fee. Owners receive their rental rate minus a 15% HyreCar fee. For example if the average weekly rental rate during 2017 of a HyreCar vehicle was $200 (“Weekly Rental”), plus direct insurance costs, plus a 10% HyreCar fee ($20), the total gross billings would have been $290. This gross billing amount is charged to the Driver’s account in one lump sum. $170 or 85% of the weekly rental is subsequently transferred to the Owner. HyreCar earns revenues from the transaction fee of $50 and gross fees from the insurance of $70. Accordingly, the U.S. GAAP reportable revenue recognized by HyreCar is $120 in this transaction (as detailed in the table below).

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

Weekly rental*	$200.00
Direct insurance and administration fee	$91.00
HyreCar Variable Driver Fee	$20.00	(10% of weekly rental)
HyreCar Gross Billings	$311.00
Owner Payment	$170.00	(85% of weekly rental)
HyreCar Revenue*	$141.00

*	Rounded and approximate numbers for ease of example. Actuals vary across geography.

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

The table below sets forth a reconciliation of our U.S. GAAP reported revenues to gross billings for the three and nine months ended September 30, 2018 and 2017:

	Three Months ended September 30, 2018	Three Months ended September 30, 2017	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Revenues (U.S. GAAP reported revenues)	$2,685,952	$828,285	$6,673,634	$1,964,854
Add: Refunds, rebates and deferred revenue	166,985	139,476	697,983	443,161
Add: Owner payments (not recorded in financial statements)	3,059,177	1,233,080	8,180,394	3,003,815
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$5,912,114	$2,200,841	$15,552,011	$5,411,830

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

During 2018:

●	Our net revenues totaled approximately $6.7 million during the nine months ended September 30, 2018 and increased 240% compared to the nine months ended September 30, 2017 due to higher rental days and increased rental volumes.

●	In the nine months ended September 30, 2018, our net loss was approximately $8.6 million, as compared to $2.9 million for the nine months ended September 30, 2017, representing an increase in net loss of $5.7 million.

●	Our net revenues totaled approximately $2.7 million in the three months ended September 30, 2018 and increased 224% compared to the three months ended September 30, 2017 due to higher rental days and increased rental volumes.

●	In the three months ended September 30, 2018, our net loss was $1.8 million, as compared to $1.3 million for the three months ended September 30, 2017, representing an increase in net loss of $0.5 million.

Management’s Plan

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through increased revenue from operations and the funds raised through the Company’s IPO. Based on our current capital and increasing revenues through the normal course of business, as well as our ability to reduce cash burn if needed, we believe that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

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

Research and development costs are related to activities such as user experience and user interphase development, database development and maintenance, App development and any technology related expense that improves and maintains the functionality of our existing platform.

Other income/expense includes non-operating income and expenses including interest expense.

Results of Operations

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Revenues and Gross Profit. Gross profit of $1,450,250, or approximately 54%, was realized on revenues totaling $2,685,952 for the three months ended September 30, 2018, as compared to gross profit of $116,561, or approximately 14%, realized on revenues totaling $828,285 for the three months ended September 30, 2017. The increase in revenues of $1,857,667, or approximately 224%, was due to the growth of our business, which resulted from the expansion of our sales team, increased marketing and brand awareness. The implementation of late fees, which effected 2018 but not the comparable 2017 period, a fixed administrative fee component commencing in the second quarter of 2018 and increased fees from partner referrals also contributed to revenue and gross profit expansion.

Operating Expenses. Operating expenses, consisting of sales and marketing, general and administrative, and research and development expenses, increased by approximately $1,836,196, or approximately 133%, to $3,219,765 for the three months ended September 30, 2018, as compared to operating expenses of $1,383,569 for the three months September 30, 2017. The increase in operating expenses related to the expansion of our sales team which, in turn, resulted in higher revenue levels. Our sales and marketing expenses increased by $743,022 which is attributable to an increase in online advertising, increased sales contractors and compensation. Our general and administrative expenses increased by $730,951 representing an increase in office space, salaries, contractors, operations and support functions. The remaining difference is attributable to research and development, and specifically increased contractors and outside services expense related to maintenance of the technology platform. Stock-based compensation included in the three months ended September 30, 2018 and 2017 was $86,722 and $41,951, respectively, an increase of $44,771.

Loss from Operations. Our loss from operations for the three months ended September 30, 2018 was $1,769,515 as compared to a loss from operations of $1,267,008 for the three months ended September 30, 2017. The increased loss during 2018 is a direct result of the increased operating costs noted above.

Other (Income) Expense. For the three months ended September 30, 2018, interest expense totaled $3,261 as compared to interest expense of $21,251 for the three months ended September 30, 2017. Other income and expense during the three months ended September 30, 2018 and 2017 were minor.

Net Loss. Primarily as a result of the increased operating expenses noted above, our net loss for the three months ended September 30, 2018 was $1,779,454, as compared to a net loss for the three months ended September 30, 2017 of $1,289,059.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Revenues and Gross Profit. Gross profit of $2,950,513, or approximately 44%, was realized on revenues totaling $6,673,634 for the nine months ended September 30, 2018 as compared to gross profit of $225,652, or approximately 11%, realized on revenues totaling $1,964,854 for the nine months ended September 30, 2017. The increase in revenues of $4,708,780, or approximately 240%, was due to the growth of our business, which resulted from the expansion of our sales team, increased marketing expenditures and brand awareness. The implementation of late fees, which effected 2018 but not the comparable 2017 period, a fixed administrative fee component commencing in the second quarter of 2018 and increased fees from partner referrals also attributed to revenue growth and gross profit.

Operating Expenses. Operating expenses, consisting of sales and marketing, general and administrative, and research and development expenses, increased by approximately $6,534,092, or approximately 223%, to $9,463,776 for the nine months ended September 30, 2018, as compared to operating expenses of $2,929,674 for the nine months ended September 30, 2017. The increase in operating expenses related to the expansion of our sales team which, in turn, resulted in higher revenue levels. Our sales and marketing expenses increased by $1,748,309 which is attributable to an increase in on-line advertising, increased sales contractors and compensation. Our general and administrative expenses increased by $4,098,582 representing an increase in office space, salaries, contractors, and operations and support functions. Remaining difference is attributable to research and development and specifically increased contractors and outside services expense related to maintenance of the technology platform. Stock-based compensation included in the nine months ended September 30, 2018 and 2017 was $2,152,443 and $237,759, respectively, an increase of $1,914,684.

Loss from Operations. Our loss from operations for the nine months ended September 30, 2018 was $6,513,253 as compared to a loss from operations of $2,704,022 for the nine months ended September 30, 2017. The increased loss during 2018 is a direct result of the increased operating costs noted above.

Other (Income) Expense. For the nine months ended September 30, 2018, interest expense totaled $2,039,719 as compared to interest expense of $175,615 for the nine months ended September 30, 2017. The increase was a result of interest charges for beneficial conversion features on convertible debt and the amortization of debt discounts in 2018. In 2017, interest related to the recognition of a beneficial conversion feature totaling $134,108, stated rate of interest on convertible debt outstanding, along with other minor interest charges. Other income and expense during the nine months ended September 30, 2018 and 2017 were minor.

Net Loss. Primarily as a result of the increased operating expenses noted above, together with the interest expense incurred during 2018, our net loss for the nine months ended September 30, 2018 was $8,597,001 as compared to a net loss for the nine months ended September 30, 2017 of $2,881,165.

Liquidity and Capital Resources

At September 30, 2018, our cash balance totaled $8,671,099 compared to $213,944 at December 31, 2017. This increase was a result of our IPO in which the Company issued and sold 2,520,000 shares of common stock at $5.00 per share for gross proceeds of $12,600,000, net of underwriters’ discounts and commissions totaling $1,260,000. Accordingly, net proceeds from the IPO totaled $11,340,000, before deducting offering costs of $569,665.

At September 30, 2018, our current assets totaled $8,953,338 and our current liabilities totaled $1,243,109 resulting in working capital of $7,710,229 compared to a working capital deficit of $1,337,331 at December 31, 2017. This deficit resulted primarily from a lack of operating capital. Throughout the next 12 months, the Company intends to fund its operations through increased revenue from operations and the funds raised through the IPO. Based on our current capital and ability to reduce cash burn if needed, as well as the increasing revenues through normal course of business, the Company believes it has sufficient capital to operate for the next twelve (12) months.

We do not have any contractual obligations for ongoing capital expenditures at this time.

Operating activities for the nine months ended September 30, 2018 resulted in cash outflows of $4,770,149 which were due primarily to the loss for the period of $8,597,001, partially offset by $4,037,014 non-cash charges.

Operating activities for the nine months ended September 30, 2017 resulted in cash outflows of $2,020,063, which was due primarily to the loss for the period, partially offset by $414,483 in non-cash charges.

Investing activities for the nine months ended September 30, 2018 resulted in cash outflows of $36,423 consisting of purchases of property and equipment and investment in internally developed software, reduced by the return of our prior lease deposit.

Investing activities for the nine months ended September 30, 2017 resulted in cash outflows of $99,679 consisting of net outflows related to our insurance deposit and a deposit under our prior month-to-month lease.

Net cash provided by financing activities for the nine months ended September 30, 2018 totaled $13,263,727 and primarily consisted of net proceeds of $11,340,000 related to the IPO, $2,778,579 in net proceeds from convertible debt, less offering costs of $569,665 and repayments on a note payable of $350,000.

Net cash provided by financing activities for the nine months ended September 30, 2017 totaled $1,871,479 and primarily included $300,000 from the sale of preferred stock, $1,441,628 from the sale of common stock, $350,000 from notes payable, net of offering costs of $220,149.

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

The following is a breakout of revenue components by subcategory for the three and nine months ended September 30, 2018 and 2017.

	Three Months ended September 30, 2018	Three Months ended September 30, 2017	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Insurance and administration fees	$1,307,094	$435,931	$3,501,704	$1,002,529
Transaction fees	866,144	387,046	2,395,245	890,107
Other fees	581,469	38,658	1,025,974	115,070
Incentives and rebates	(68,755)	(33,350)	(249,289)	(42,852)
Net revenue	$2,685,952	$828,285	$6,673,634	$1,964,854

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective, but that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Set forth below are material updates to pending litigation matters which are more fully disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

In July 2017, an owner of several vehicles that he was renting through the Company’s platform filed for arbitration seeking damages for losses associated with renting his vehicles, specifically losses associated with a claimed stolen vehicle, storage fees, damage/repair fees, an insurance deductible, and purported loss of income due to his inability to rent the stolen/damaged vehicles. In December 2017, the owner also filed a lawsuit in Los Angeles Superior Court reasserting the same claims. The Company believes this action is without merit and is vigorously defending itself, while also exploring whether the dispute can be settled in an expeditious manner. The Company moved to compel the owner to arbitrate his claims and to stay his Superior Court case. That motion was heard on June 19, 2018 and the court granted the motion to compel arbitration.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On June 1, 2018, the Company agreed to issue a warrant to purchase up to 100,000 shares of common stock to a consultant for services to be rendered. The warrant is exercisable for a period of five years at an exercise price per share equal to the offering price in the IPO, which was $5.00 per share.

On June 15, 2018, the Company agreed to issue a warrant to purchase up to 150,000 shares of common stock to a consultant for services to be rendered. The warrant is exercisable for a period of three years at an exercise price per share equal to the offering price in the IPO, which was $5.00 per share.

The securities described above were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

Use of Proceeds from Initial Public Offering of Common Stock

On June 29, 2018, we closed our initial public offering of 2,520,000 shares of our common stock at a public offering price of $5.00 per share for an aggregate offering of $12.6 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-225157), which was declared effective by the SEC on June 26, 2018. Network 1 Financial Securities, Inc. acted as the managing underwriter for the offering. We received aggregate net proceeds from the offering of $10,770,335, after deducting underwriting discounts and commissions and other offering expenses payable by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

None.

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

HyreCar Inc.

Date: November 8, 2018	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

HyreCar Inc.

Date: November 8, 2018	By:	/s/ R. Scott Brogi
R. Scott Brogi
Chief Financial Officer (Principal Financial Officer)