Form 10-K
period 2018-12-31
HyreCar Inc.
filed 2019-03-28
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 001-38561

HyreCar Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47-2480487
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

355 South Grand Avenue, Suite 1650
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 688-6769

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.00001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $42,797,452 as of June 30, 2018, the last business day of the registrants most recently completed second quarter based on the closing price of the common stock on the Nasdaq Capital Market. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

12,108,804 shares of common stock were issued and outstanding as of March 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

-i-

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

This Annual Report on Form 10-K may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

-ii-

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “HyreCar,” “we,” “us,” and “our” refers to HyreCar Inc. and “our board of directors” or our “Board” refers to the board of directors of HyreCar Inc.

Item 1. Business

Overview

HyreCar Inc. was formed as a corporation in the State of Delaware on November 24, 2014. Our founders identified the need for a car-sharing platform for individuals who wanted to drive for ride-sharing companies such as Uber Technologies Inc. (“Uber”) and Lyft, Inc. (“Lyft”), but whose automobiles could not meet the standards imposed by the ride-sharing companies. For example, Uber maintains strict guidelines regarding the types of cars a driver can use. Although guidelines relating to cars can differ by state, in general the use of two door coupes, motorcycles and cars that are 12 years or older are excluded. Our founders, before deciding to purchase qualifying sedans that met Uber’s strict guidelines, first inquired as to whether there were any rental options available from Uber that would allow them to drive for the ride-sharing platform. To their surprise, there were no rental options available, other than a shadow industry of individuals renting cars to one another.

HyreCar is a unique peer-to-peer car-sharing marketplace that allows car owners (collectively, “Owners”) to rent their idle cars to ride-sharing service drivers (collectively, “Drivers”). By sourcing vehicles from individual Owners, part-time Drivers may easily enter and exit the market and our business model allows us to satisfy fluctuating transportation demand in cities around the United States by matching Owners and Drivers.

Our business is based on a proprietary car-sharing marketplace developed to (i) onboard Owners and Drivers, (ii) facilitate the matching of Owners and Drivers and (iii) log rental activity for Owners and Drivers. All transactions related to the rental (including, but not limited to, background checks, rentals, deposits and insurance costs) are run securely through the HyreCar platform. Drivers and Owners access their rental or car dashboards through a unique login. Drivers can easily initiate, terminate or extend a rental through the platform while Owners can manage their car or fleet of cars through the platform.

We believe we have a competitive advantage with our commercial automobile insurance policy that covers both Owners and Drivers. The policy is specifically designed to cover the period of time in which a Driver is operating an Owner’s vehicle while not actively operating a vehicle on a ride-sharing platform, such as Uber or Lyft. During the periods when Drivers are actively operating on a ride-sharing platform, the insurance subordinates to the state mandated insurance provided by the ride-sharing business. To our knowledge, we are the only provider of this car-matching service which is made possible by this unique insurance product.

To date, the majority of our sales growth has been through organic search traffic. Going forward however, we intend to significantly increase our spending on marketing because we believe that online channels and offline brand awareness advertising will provide substantial opportunities for growth.

Industry and Market Opportunities

Our company was founded to capitalize on a combination of two growth markets: ride-sharing (an industry led by Uber and Lyft) and car-sharing (an industry led by companies such as Fair.com, Turo, Inc. and ZipCar, Inc.). Our customers are the Drivers that use our car-sharing platform to rent a car and then use that car to make money driving for either Uber or Lyft. Finding enough cars and drivers to meet demand has been a problem for ride-sharing companies.

The transportation industry represents a massive market. In the United States alone, consumer expenditures on transportation were approximately $1.2 trillion in 2017, and transportation was the second largest household expenditure after housing and was almost twice as large as healthcare and three times as large as entertainment. We believe we are still in the very early phases of capturing this massive opportunity. In 2016, ridesharing accounted for just one percent of the vehicle miles traveled in the United States and in a 2016 survey, 57% of U.S. respondents who used sharing services said that well-priced and convenient offerings could cause them to give up ownership altogether.

We believe that we are the only peer-to-peer car-sharing platform focused on the ride-sharing industry in the United States. We have added over 15,000 new Drivers, matching them with Owner vehicles that have been used on the Uber and Lyft platforms over the past several years. During the years ended December 31, 2018 and 2017, we added approximately 7,600 and 4,400 new Drivers, respectively, into cars so that they could drive for Uber and Lyft. These numbers represent an equivalent 73.0% growth rate in new drivers onto the HyreCar platform year over year.

Ride-sharing Industry (Uber and Lyft)

The growth in ride-sharing over the past few years has kicked off a transportation revolution. Smart phones are now used as ride hailing apps, transactions are processed seamlessly through online platforms and transportation as a service is becoming more and more personalized. The industry has experienced tremendous traction. According to a July 2016 post on TechCrunch, it took Uber six years, to December 2015, to complete a billion rides and just six months later, Uber announced that it had completed its two-billionth ride.

Transportation Network Companies (“TNCs”) like Uber and Lyft have reported high demand from Drivers but many of these would be Drivers do not own a car that qualifies for their platforms. Lyft reported it had 1.9 million drivers in North America in 2018 and Uber reportedly has even more. In 2016, a spokesperson for Uber estimated that approximately 10% to 15% of their potential drivers/partners do not own a qualifying car. Further, Lyft estimates that there are approximately 60,000 people in the city of Chicago alone that want to drive for their platform, but do not currently own a qualifying car, and General Motors also estimates that there are approximately 160,000 potential drivers in the DC Metro area, Baltimore, Chicago and Boston who do not own a qualifying car.

Accordingly, TNCs are actively taking steps to satisfy their driver demand by setting up programs designed to get eligible drivers into qualified cars, including such programs as the Enterprise/Uber partnership, the Lyft Express Driver partnership with Hertz and Pep Boys, and the General Motor’s Maven program. These programs serve as a validation that there is a healthy market to pair eligible drivers with qualified cars.

Car-sharing Industry

In January 2016, The Economist reported that the trend to utilize cars during such idle periods is growing and even traditional car clubs are exploring the car-sharing market, where members of such clubs are allowed to book car usage by mobile app for periods as short as 15 minutes. Furthermore, such car-sharing usage is currently experiencing growth of over 30% a year, with a projected revenue collection of more than $16.5 billion by 2024. A study on the scope of the sharing economy published by UBS Global Research – Q Series titled “What is the Scope of the Sharing Economy” on July 20, 2016 estimates that the Shared Transportation segment, which they define as digitally enabled non-private transport, will recognize approximately $350 billion market opportunity by 2020, representing a 5-year compound annual growth rate of approximately 54%. We believe will be able to capitalize on this opportunity as existing demand from traditional taxi and public transportation options is transferred to shared transportation. Further, growth is expected from this opportunity as the accelerating trend of the mass ease-of-use and availability of shared transportation permanently shifts driving habits away from personal vehicle ownership. Evidence of this decline, while not yet a national trend, can be seen in large cities as vehicle ownership is beginning to decline. Longer term, we envision a potential impact on the auto industry as a whole from a subset of people permanently changing their driving habits and selling their cars entirely in favor of using shared transportation (UBS estimates that approximately 40 million cars will be replaced by 2020).

Another recent analysis by Morgan Stanley indicates that the estimated amount of global car miles traveled through shared vehicle usage by 2030 will hit 19.6 billion, or approximately 26% of all miles traveled (up from only 10.2 billion miles travelled in 2015). Given the excess capacity of vehicle hours, higher vehicle utilization rates, and lower vehicle ownership rates, we expect a consumer shift towards the acceptance of car-sharing as a part of everyday urban life.

Competition

The key differentiator between HyreCar and our competitors is that we crowd-source vehicles – we do not own or manage vehicles. This allows our prices to be competitive with other vehicle solutions because we do not have the monthly vehicle overhead or infrastructure costs that our competitors may have. Other advantages include the following:

1.	Pay-As-You-Go: Drivers using our platform are not locked into lengthy lease agreements, monthly contracts or subscription fees. Our payment model is upfront and transparent. While our competitors engage in auto-debiting payment for the rented vehicle from the Drivers’ accounts, regardless of their current account balance, under our platform Drivers pay for the term of rental up-front, extend if they are financially able, and return the rented vehicle whenever they need with no “strings” attached. We are the only company providing this type of fluid and frictionless car transaction for Uber and Lyft drivers.

2.	Convenience: In some cases, drivers are renting a car from their neighbors. They walk down the street, take the keys and go. With Hertz or Avis, only one or two retail outlets participate in the Uber and Lyft programs.

Among vehicle solutions for ride-sharing rentals, there are Hertz, FlexDrive, Fair and HyreCar. These car rental companies are similar in one way: they operate in the U.S. and provide cars drivers to rent and drive on the Uber or Lyft platform. However, their business models vary widely. A comparative analysis of markets, pricing limitations and age requirements are as follows:

Available Markets	All 50 states + DC	ATL, Boston, Chicago, Denver, LA, Orange County, Miami, New Orleans, and the San Francisco Bay Area (May 2018)	ATL, Austin, Houston, LA, Philadelphia, and San Francisco	Only CA
Rental Minimum	Minimum 2 days rental	Minimum 7-days rental and can only extend in 7 days increments 3 times then car has to be returned after 28 days for inspection.	Minimum 7 days rental Disqualified from Express Pay and driving bonuses	Minimum 7 Days but you can keep car as long as you want, after 3days / 100 miles return policy
Service Limitation	None, a Driver can drive for Lyft, Uber, Uber Eats, DoorDash, Postmates, etc.	Lyft Only	Lyft Only	Uber Only
Deposit	$200	$200	$250	$185.00
Average Weekly Rates	Owners set pricing ~$250 per week	$240 /week + Tax and Mileage Fee	$209/week - taken directly out of earnings	$185.00 per Week
Age Requirement	21	25	25	21
Other	Variety of different locations depending on the market to be picked up in 24 hours	Not available at all Hertz locations. Appointments don't always mean vehicles are available, can take weeks.	Pick up at CarMax locations. Must set an appointment days in advance, can take weeks to get into a car.	At Fair locations only in CA. Can pick car up within 48 hours after lengthy approval process.

Our Strengths

Using our website platform or mobile applications (iOS and Android), vehicle Owners can post their cars to our marketplace and Drivers can browse car inventory prior to rental. Once a Driver finds a car, he or she creates a profile, enters his or her personal information and credentials (including, address, city, state, a copy of applicable state issued driver’s license, Uber or Lyft credentials, and SSN) and submits a credit card for payment. We then perform a criminal background check, DMV driving record check, Homeland Security Watch-list and Sex Offender database check. HyreCar’s screening criteria is stricter than Uber and Lyft’s background check. We are focused on maintaining a safe user experience and ensuring that all transactions between Owners and Drivers are processed through a secure web platform.

Why Drivers Use Our Service

●	Attractive Market: Drivers’ ability to earn income by driving for a ride-sharing business.

●	Pay-As-You-Go: Drivers are not locked into long-term lease agreements, long-term monthly payments or subscription fees.

●	Convenience: Drivers can pick up the car from someone close by. Time from registration to getting behind the wheel currently averages under 48 hours.

●	Transparency and Trust: There are no hidden fees and only Owners that have been properly screened are permitted to use the platform.

●	Customer Experience: Application of game-design elements (i.e. gamification) of the platform keeps Drivers engaged.

Why Owners Use Our Service

Data from a national survey of driving behavior indicates that private vehicles are in use 5% or less during any given day, or about one hour per day. Given the excess capacity of vehicle hours, higher vehicle utilization rates, and lower vehicle ownership rates, we expect a consumer shift towards acceptance of car-sharing. Based on the results of the survey, we believe our platform is advantageous for the following reasons:

●	Passive Income: We often match Owners with long term Drivers, which provides the Owners with a steady source of passive income resulting from our seamless re-booking process.

●	Insurance: Liability policy fills the gaps left by personal and ride-sharing policies.

●	Review of Drivers: Drivers must pass our extensive background checks and most Drivers have also passed the Uber and Lyft background checks.

Insurance Coverage

A key component to our business is our commercial auto. The two-sided nature of our platform means that we need to insure both the Driver and the Owner. Prior to any rental the Driver and Owner are provided an insurance ID card that lists the driver’s name and the vehicle identification number. Insurance is typically generated twenty-four hours in advance of the commencement of the rental through to when the Owner confirms drop-off of the rented vehicle by the Driver. The vehicle pick-up and drop-off is all managed through our platform. An Owner takes pictures of his or her vehicle prior to pressing the “Confirm Pick-up” button on the HyreCar mobile app. (If pictures are not taken and the button is not pressed, it provides grounds for a claim denial; subsequent liability and/or physical damage rests solely on the Driver and Owner.) After the rental is completed, the Owner presses the “Confirm Drop-off” button on the HyreCar mobile app and the rental ends.

American Business Insurance Services (“ABI”) is our insurance broker and Y Risk is our mobility-focused managing general underwriter. Y Risk was sold by our incumbent insurance company American International Group (NYSE: AIG) to The Hartford (NYSE: HIG) in December 2018, and we are in the process of moving our annual car insurance policy with The Hartford for the plan year from April 2019 to March 2020 under superior pricing and terms. ABI handles all of our back-end insurance generation and processing through a seamless ABI connection with HyreCar databases. ABI is a top broker in the United States for the Taxi and Livery business. Mr. David Haley, president of ABI, sits on our strategic advisory board.

For insurance purposes a vehicle rental is broken into four distinct driving periods. Period 0 is when the Driver has picked a vehicle up from the Owner and is driving with the Uber or Lyft app turned-off. Period 1 is when the Driver has the Uber or Lyft app turned-on, but has not yet accepted a fare. Period 2 is when the Driver has accepted a fare and is on the way to pick-up a passenger. Period 3 is when a passenger is in the vehicle. The HyreCar policy is specifically written to cover periods in which the Drivers are operating HyreCar vehicles OFF the Uber or Lyft platform (period 0). During the periods when Drivers are operating ON the Uber or Lyft platform (periods 1, 2 and 3), the HyreCar insurance subordinates to state mandated insurance provided by Uber and Lyft. This enables us to keep insurance costs and liability low by leveraging state mandated insurance policies provided by the TNCs.

Business Structure and Strategy

We operate out of our corporate office in Los Angeles, California. Our technology platform allows for a relatively small staff compared to the size and reach of our business. For example, we operate in all 50 U.S. States and the District of Columbia with no physical presence in those states, with the exception of California. Our business structure is divided into three distinct departments: General & Administrative, Sales and Marketing, and Technology.

Sales and Marketing are vital to our future profitability and growth. Most of our customers need to be sold into a car because they are initially reluctant to pay upfront fees. Early interactions with our customers indicated that if customers were walked through the process once by a member of our sales and marketing team, the customers were more inclined to use and continue to use our services for a longer period of time. Accordingly, we implemented a one-man sales team in May 2016 and our revenue rose 93% that month from the prior month. Since then, building a strong sales team has become a priority.

We have expanded the sales team to a total of 33 employees, including 3 managers, which are divided into a Driver team and an Owner team. The Driver team has a total of 16 sales agents who are split into six sub-teams. Driver team members make approximately 100 calls a day to new customer leads with a mandate to facilitate drivers into cars via the HyreCar platform. The Owner team has a total of 14 sales agents split evenly into the following three regions: west coast states, central states and east coast states. The Owner sales team’s primary objective is to get Owners to list their cars on the HyreCar platform. As the sales team has become more efficient as we have scaled, we don’t expect the need to add headcount as rapidly through 2019 in order for us to continue to achieve forecasted revenue growth rates.

Leveraging headcount more efficiently is a key assumption that we believe drives profitability. The ability to grow topline revenue without significant increases to operating expense is achieved through a combination of marketing, sales, support and technology. Attribution of organic bookings is directly related to the quality of marketing leads generated and user interface/experience enhancements (UI/UX) per technology development. The company’s expectation is that both aspects contribute to low operating expense growth in relation to revenue, which in-turn, the company believes, will lead to higher gross profit in 2019.

We currently operate with one technology development team in the United States including multiple full-time developers based out of our home office in Los Angeles, who are supplemented by one overseas development team in Cambodia. These teams are tasked with maintaining the current site, addressing bugs in the current code base and small improvements to the Owner and Driver application and website design.

Support and operations underpin the company. Insurance claims management, Owner payment resolutions, Driver payment resolutions, collections, chat support, email support, phone support, late rentals, car recovery, Driver verifications, insurance generation and insurance verification all work together to create what we believe is a “best in class” customer service experience. Currently, we have 30 in-house customer support staff. Our plan is to build a domestic support team that is client-facing and potentially scale by outsourcing as we grow. We believe that customer service is critical to our goal of bringing new Drivers/Owners onto the platform and retaining those customers who have already utilized our services.

Revenue Model

We generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a weekly rental rate, plus direct insurance costs and a 10% HyreCar fee. Owners receive their weekly rental rate minus a 15% HyreCar fee. For example, as of December 31, 2018, the average daily rental rate of a HyreCar vehicle is approximately $36.00 (“Daily Rental”), plus a 10% HyreCar fee ($3.60) and daily direct insurance fee of $13.00, totals $52.60 in total daily gross billings. 85% of the weekly rental or $30.60 or is transferred to the Owner. HyreCar earns revenues from the two revenue share fees and the insurance totaling $22.00 per day. Accordingly, the GAAP reportable revenue recognized by HyreCar is $22.00 in this example transaction (as detailed in the table below).

Daily Rental	$36.00
HyreCar Driver Fee	$3.60	(10% of Daily Rental)
Insurance	$13.00
HyreCar Gross Billings	$52.60
Owner Payment	$30.60	(85% of Daily Rental)
HyreCar Revenue	$22.00	(HyreCar Net Revenue)

Gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. It is important to note that gross billings is a non-GAAP measure and as such, is not recorded in our financial statements as revenue. However, we use gross billings to asses our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the company’s GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar’s net revenue margin is equal to approximately 43.2% ($9,777,079 HyreCar’s GAAP revenue over $22,645,941 million Total Gross Billings). A breakout of revenue components is provided in MD&A and financial footnotes.

Marketing Plan

Our marketing team periodically reviews keyword searches using Google Analytics. Thirty keywords and phrases were chosen and analyzed, allowing the team to determine in which cities the persons searching for the keywords and phrases were located. For example, approximately 400,000 people in Los Angeles googled key words like, “rent a car for Uber,” “Uber,” and “Uber Leasing.” Overlaying our customer demographics with the Google search results created a Driver/Owner affinity population of approximately 25 million potential customers, with the bulk of the 25 million concentrated in 16 core geographic locations. Core geographies represent the top 16 metropolitan statistical areas, or MSAs, in the country based off population count.

Insurance Opportunity

A large percentage of our cost of revenues is direct insurance expense, which we pay to the insurance company. The premiums are broken into two categories, liability insurance and physical damage. The unique nature of our insurance enables us to keep insurance costs and liability low by leveraging state mandated insurance policies provided by the TNCs. Our insurance premiums have exceeded liability and physical damage claims throughout 2018, we are in the process of reviewing coverage options for our policy renewal in April and may pursue self-insurance options.

Current estimates are that in excess of 35% of all commercial property and casualty premiums are in some form of alternative risk structure. We have explored many forms of alternative risk structures including self-insurance through captive insurance programs and policies. Specifically, cell captives are entities consisting of a core and an indefinite number of cell entities which are kept legally separate from each other. A captive or protected cell is an ideal mechanism to deal with a large number of self-insured retention(s). The benefits of having a cell captive include:

●	generating a financial return through participating in the risk;

●	increased control over potential insurance coverage and costs;

●	illustrating to a carrier the willingness to share in the risk; and

●	creating more stability in the insurance program.

Based on a 2018 feasibility study into the benefits of insurance captives and ongoing examination of our historical loss runs, we believe that we will be able to cut direct insurance costs by approximately 30% from 2017 premium levels. A potential 30% reduction in annualized premiums is a significant cost savings that increases the company’s gross profit margin and we believe it will contribute to company profitability in 2019. The company estimates some form of insurance cost savings will be in-place by the second quarter of 2019. To the extent the company offers insurance directly, then the company will disclosure any related revenues on the face of its income statements, in related notes and in the MD&A section of the company’s periodic reports.

In addition to self-insurance, the company is also working with our Managing General Agent (“MGA”) to develop new and innovative insurance products. The company has proposed a new type of owner “lay-up” insurance and higher insurance level for fleet vehicle owners on the HyreCar platform. Lay-up insurance replaces the need for an owner’s personal auto insurance policy and would represent significant cost savings when compared to other insurance options available in the market today. Offering this type of insurance product benefits the company in multiple verticals, including reduced insurance claim expense, greater customer retention and stickiness to the HyreCar platform. Our MGA has begun piloting lay-up insurance to vehicle owners.

Regulation

The California Public Utilities Commission (“CPUC”) was the first state regulatory body to impose rules and guidelines for ride-sharing in the United States. The CPUC designated Uber and Lyft as “transportation network companies” or TNCs. The CPUC guidelines became the standard for all states across the U.S. Most states have adopted some form of the guidelines. California is one of the strictest states when it comes to regulating the TNCs. Our insurance works within the California guidelines which makes it easily adoptable by future state mandates outside of California.

Changes in government regulation of our business have the potential to materially alter our business practices or our operational results. Depending on the jurisdiction, those changes may come about through the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on ride-sharing businesses, depending on the circumstances. Potential changes in law or regulation that may affect us relate to insurance intermediaries, customer privacy, data security and rate regulation.

In addition, our operations also could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. We are not aware of any current proposal to impose such a regime in the U.S. or internationally. Such a regime could, however, be quickly imposed if there was a serious disruption in the fuel supply for any reason, including an act of war, terrorist incident or other problem, such as the devastation caused by hurricane Harvey, affecting the petroleum supply, refining, distribution or pricing.

Employees

As of March 28, 2019, we employ 87 full-time personnel in our headquarters location in downtown Los Angeles.

Our Corporate Information

We were incorporated as a Delaware corporation on November 24, 2014. Our principal executive offices are located at 355 South Grand Avenue, Suite 1650, Los Angeles, CA 90071, and our telephone number is (888) 688-6769.

Available Information

Our website address is www.hyrecar.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10-K. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Business and Our Industry

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

We have no formal contracts with either Uber or Lyft and our current relationships with either of these companies could change in the future, which could adversely affect our revenues.

Although we have deployed drivers and cars to the systems of both Uber and Lyft since our operations began in 2015, there is currently no formal contractual relationship in place with either company. On May 17, 2017, we announced an arrangement with Lyft that allows us to activate our Drivers through Lyft’s sign-up portal; however, this is an oral arrangement that has not been memorialized in a written agreement. Consequently, each of these relationships could be discontinued at any time. In addition, virtually all of our revenue is generated by cars and drivers operating on both the Uber or Lyft platform and therefore this concentration represents a high degree of risk to us and to potential investors.

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

The market forecasts included in this Annual Report on Form 10-K may prove to be inaccurate, and even if the markets in which we operate achieve growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in the ride-sharing market, including the forecasts or projections referenced in this Annual Report, may prove to be inaccurate. Even if the ride-sharing market experiences the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report should not be taken as indicative of our future growth.

We rely on third-party insurance policies to insure auto-related risks. If insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and results of operations.

We procure third-party insurance policies which provide coverage for both Owners and Drivers on our platform. If the amount of one or more auto-related claims were to exceed our applicable aggregate coverage limits, we may bear the excess liability. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase. Our business, financial condition and results of operations could be adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience a claim in excess of coverage limits, (iii) our insurance providers fail to pay insurance claims, or (iv) we experience a claim for which coverage is not provided.

Our actual losses may exceed our insurance reserves, which could adversely affect our financial condition and results of operations.

We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. A number of external factors can affect the actual losses incurred for any given claim, including the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments and judicial developments. Additionally, we may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the deficiency is determined and negatively impact our financial condition and results of operations.

Our operations are dependent on our current management. The loss of any member of our management team could adversely affect our operations and financial results.

We are highly dependent upon the retention of the services of our current executive management team, specifically Joseph Furnari, Michael Furnari, Scott Brogi, Henry Park, and Abhi Arora. The loss of any one of these individuals could adversely affect our operations and financial results. Our business also depends on our ability to attract and retain additional highly qualified management, technical, operating, and sales and marketing personnel. We do not currently maintain key person life insurance policies on any of our employees. We do not have fixed term employment agreements with any of our management employees, all of whom could terminate their relationship with us at any time.

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

We have had operating losses each year and quarterly period since our inception, and may not achieve or maintain profitability in the future.

We have incurred operating losses each year and every quarterly period since inception. For the years ended December 31, 2018 and 2017, our operating loss was $9,158,663, and $4,066,950, respectively. We expect our operating expenses to increase in the future as we expand our sales and marketing efforts and continue to invest in research and development of our technologies. These efforts may be costlier than we expect, and we may not be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our services, increased competition, a decrease in the growth or size of the ride-sharing or car-sharing market or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

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

Our operations could be adversely affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. We are not aware of any current proposal to impose such a regime in the U.S. or internationally. Such a regime could, however, be quickly imposed if there was a serious disruption in the fuel supply for any reason, including an act of war, terrorist incident or other problem, such as the devastation caused by hurricane Harvey, affecting the petroleum supply, refining, distribution or pricing.

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

Risks Related to Our Common Stock

The price of our common stock may fluctuate substantially.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report, are:

●	sale of our common stock by our shareholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;

●	our ability to attract new customers;

●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our shareholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	unanticipated costs or liabilities associated with the acquisition;

●	difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

●	diversion of management’s attention from other business concerns;

●	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products and services, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to shareholders will therefore be limited to the increase, if any, of our share price.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the U.S. Securities and Exchange Commission.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, technology companies have experienced significant stock price volatility. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we will incur significant additional legal, accounting and other expenses that we did not incur as a privately company. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This Annual Report does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our shareholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Los Angeles, California. Our lease for this office space expires in 2021. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

Except as may be set forth below, we are not a party to any legal proceedings, and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

In September 2015, two former founders (the “Claimant Founders”) made an arbitration claim against the Company for alleged violations of an agreement among the founders of the Company (the “Founders’ Agreement”).  The Claimant Founders and the Company arbitrated the dispute but, prior to the arbitrator rendering a decision, the Company and the Claimant Founders settled the dispute without any party admitting liability or fault.  Under the terms of the April 25, 2016 settlement (the “Settlement Agreement”), each of the Claimant Founders would maintain 190,177 shares of their common stock restricted per the Founders’ Agreement and with certain additional restrictions. Additionally, the Claimant Founders agreed to remit the remaining balance of stock previously held by them back to the Company.  The Settlement Agreement provided that the Claimant Founders’ stock ownership would be diluted upon subsequent money raises, stock option offerings, and stock option vesting, however, any dilution would remain consistent and proportional to the remaining founders’ dilution ratios.  The claimants also received a total of $110,000 paid out over eighteen (18) months starting on November 1, 2016.  The remaining balance of $24,444 owed as of December 31, 2017 to the Claimant Founders under the Settlement Agreement was paid in 2018 and no additional monies are now due under the Settlement Agreement.

Thereafter, on November 13, 2018, the same two Claimant Founders, initiated two lawsuits in the Superior Court of California, County of San Francisco, entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258.  The complaints for the lawsuits, which were largely duplicative, allege that the Company breached the Settlement Agreement by not allowing the Claimant Founders to sell stock in the initial public offering (“IPO”) of the Company, failing to offer to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders.   The Company very strongly disagrees with all of the allegations and intends to vigorously contest both lawsuits.  The Company believes that, at all times, its actions have been consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law.  At this time, the lawsuits are in their early stages and the Company is unable to estimate potential damage exposures, if there are any, related to the lawsuits.

In July 2017, an owner of several vehicles that he was renting through the Company’s platform filed for arbitration seeking damages for losses associated with renting his vehicles, specifically losses associated with a claimed stolen vehicle, storage fees, damage/repair fees, an insurance deductible, and purported loss of income due to his inability to rent the stolen/damaged vehicles. In December 2017, the owner also filed a lawsuit in the Superior Court of California, County of Los Angeles, reasserting the same claims. The Company believes this action is without merit and is vigorously defending itself, while also exploring whether the dispute can be settled in an expeditious manner. The Company moved to compel the owner to arbitrate his claims and to stay his Superior Court case. That motion was heard on June 19, 2018 and the court granted the motion to compel arbitration. As of January 29, 2019, the arbitrator issued a decision to award nothing to the owner. The arbitrator upheld the enforceability of the Company’s terms of service and made clear that they precluded damages sought by the owner and dismissed the owner’s tort claims as unmeritorious.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On June 27, 2018, our common stock began trading on the Nasdaq Capital Market under the symbol “HYRE.” Prior to that time, there was no public market for our common stock.

Use of Proceeds from Registered Offerings

On June 29, 2018, we completed an initial public offering, or IPO, of our common stock pursuant to which we issued and sold 2,520,000 shares of our common stock at a price to the public of $5.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-225157), which was declared effective by the SEC on June 26, 2018.  We received net proceeds of approximately $10,770,335, after deducting underwriting discounts and commissions and offering expenses borne by us. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates. Network 1 Financial Securities, Inc. acted as the underwriters’ representative for the offering.

As of December 31, 2018, we have used approximately $4.0 million of the net proceeds from the IPO primarily to expand the business by increasing marketing and technology spends. Such uses are consistent with the planned use of proceeds described in our prospectus dated June 26, 2018 filed with the SEC on June 28, 2018 pursuant to Rule 424(b) under the Securities Act.

Stockholders

As of March 28, 2019, there were 32 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6. Selected Financial Data

As a smaller reporting company, as such term is defined in 17 C.F.R. 229.10, we are not required to provide disclosure for this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Company

We operate in the car sharing marketplace for ride sharing through our proprietary platform. The Company has established a leading presence in Mobility as a Service (MaaS) through vehicle owners and institutions, such as franchise car dealerships, independent car dealerships and rental car companies, who have been disrupted by automotive asset sharing. We are based in Los Angeles, California but car owners and drivers can currently use the platform in all 50 states plus the District of Columbia. We believe our unique revenue opportunity for both owners (“Owners”) and drivers (“Drivers”) is providing a safe, secure, and reliable marketplace.

We categorize our operations into one reportable business segment: Rental, consisting primarily of our vehicle rental operations in the United States.

Business and Trends

We primarily generate revenue by taking a fee from each rental processed on our platform and through insurance related fees. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily, weekly or monthly rental rate, plus direct insurance costs and a 10% HyreCar fee, while Owners receive their rental rate minus a 15% HyreCar fee.

Gross billings are an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners, refunds or rebates. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billings is a non-U.S. GAAP measure and as such, is not recorded in our financial statements as revenue. However, we use gross billings to asses our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the Company’s U.S. GAAP reportable revenue over gross billings. Using the definition of net revenue margin, HyreCar’s net revenue margin has increased to approximately 43.2% ($9,777,079 HyreCar’s 2018 U.S. GAAP revenue over $22,645,941 2018 Total Gross Billings).

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

During 2018:

●	Our net revenues totaled approximately $9,777,079 during the year ended December 31, 2018 and increased 203.3% compared to the total of $3,223,874 for the year ended December 31, 2017 as a result of higher business levels as demonstrated by approximately 393,000 rental days and increased rental volumes.

●	In the year ended December 31, 2018, our net loss was approximately $11,243,903, as compared to $4,271,732 for the year ended December 31, 2017, representing an increase in net loss of $6,972,171.

Management’s Plan

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through increased revenue from operations and the funds raised through the Company’s IPO. We have increased our annualized run rate of rental days to approximately 550,000 through the first 60 days of 2019, so based on increasing revenues and margins through the normal course of business, as well as our current capital, we believe the Company’s has sufficient resources to operate its business.

Components of Our Results of Operations

The following describes the various components that make up our results of operations, discussed below:

Revenue is earned from fees associated with matching Drivers to Owners of idle cars that meet the strict requirements imposed by ride-sharing services such as Uber and Lyft with Drivers. A Driver will typically rent a car through one transaction via our on-line marketplace. We recognize GAAP reportable revenue primarily from a transaction fee and an insurance fee when a car is rented on our platform when (a) persuasive evidence that an agreement exists which occurs when the rental contract is signed electronically between the two parties involved; (b) the services have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured which occurs simultaneously when the booking is accepted and the credit card or account on file is charged. The company defers revenue where the earnings process is not yet complete.

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

Other income/expense includes non-operating income and expenses including interest income and expense.

Results of Operations

December 31, 2018 compared to December 31, 2017

Revenues and Gross Profit. Gross profit of $4,645,000, or approximately 47.5%, was realized on revenues totaling $9,777,079 for the year ended December 31, 2018 as compared to gross profit of $311,326, or approximately 9.7%, realized on revenues totaling $3,223,874 for the year ended December 31, 2017. The increase in revenues of $6,553,205, or approximately 203.3%, was due to the growth of our business, which resulted from the expansion of our sales team, increased marketing spend and brand awareness.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses, increased by $9,425,387 to $13,803,663 for the year ended December 31, 2018, as compared to operating expenses of $4,378,276 for the year ended December 31, 2017. The increase in operating expenses was related to the scaling of our business across all functional areas. Our general and administrative expenses increased by $5,781,147 to $7,600,735, primarily as a result of our new headquarters office space in downtown Los Angeles where all our operations are currently housed, salaries, legal, operations and support functions. Our sales and marketing expenses increased by $2,916,552 to $4,788,201 which is primarily attributable to an increase in digital advertising, a dramatic increase to the sales team and addition of customer relationship management systems. The remaining difference is attributable to growth in the technology team by $727,688 to $1,414,727 related to the enhancement and maintenance of our digital marketplace technology platform.

Loss from Operations. Our loss from operations for the year ended December 31, 2018 was $9,158,663 as compared to a loss from operations of $4,066,950 for the year ended December 31, 2017. The increased operating loss during 2018 is a direct result of the increased operating costs due to a higher scale of business levels noted above.

Other (Income) Expense. For the year ended December 31, 2018, interest expense totaled $2,040,311 as compared to interest expense of $202,454 for the year ended December 31, 2017. The increase was a result of interest charges for beneficial conversion features on convertible debt and the amortization of debt discounts in 2018, those charges no longer exist going forward after the IPO. In 2017, interest related to the recognition of a beneficial conversion feature totaling $134,108, stated rate of interest on convertible debt outstanding, along with other minor interest charges. Other income and expense during the years ended December 31, 2018 and 2017 was de minimis.

Net Loss. Primarily as a result of the increased operating expenses noted above, together with the interest expense incurred during 2018, our net loss for the year ended December 31, 2018 was $11,243,903 as compared to a net loss for the year ended December 31, 2017 of $4,271,732.

Non-GAAP Financial Measure – Gross Billings

Gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billings is a non-GAAP measure and as such, is not recorded in our financial statements as revenue. However, we use gross billings to asses our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the company’s GAAP reportable revenue over gross billings.

The table below sets forth a reconciliation of our GAAP reported revenues to gross billings for the years ended December 31, 2018 and 2017:

	2018	2017
Revenues (GAAP reported revenue)	$9,777,079	$3,223,874
Add: Refunds, rebates and deferred revenue	903,822	766,487
Add: Owner payments (not recorded in financial statements)	11,965,040	5,030,933
Gross billings (non-GAAP measure not recorded in financial statements)	$22,645,941	$9,021,294

Liquidity and Capital Resources

At December 31, 2018, our cash balance totaled $6,764,870 compared to $213,944 at December 31, 2017. This increase was a result of our IPO in which the Company issued and sold 2,520,000 shares of common stock at $5.00 per share for gross proceeds of $12,600,000, net of underwriters’ discounts and commissions totaling $1,260,000. Accordingly, net proceeds from the IPO totaled $11,340,000, before deducting offering costs of $569,665. As of March 28, 2019, our cash balance totaled over $6,000,000, meaning that our quarterly cash burn has been reduced to approximately $500,000 for the first fiscal quarter of 2019.

At December 31, 2018, our current assets totaled $7,075,311 and our current liabilities totaled $2,044,617 resulting in working capital of $5,030,694 compared to a working capital deficit of $1,337,331 at December 31, 2017. This deficit resulted primarily from a lack of operating capital. Throughout the next 12 months, the Company intends to fund its operations through increased revenue from operations and the funds raised through the IPO. Based on our current capital and ability to reduce cash burn if needed, as well as the increasing revenues through normal course of business, the Company believes it has sufficient capital to operate for the next twelve (12) months.

We do not have any contractual obligations for ongoing capital expenditures at this time.

Operating activities for the year ended December 31, 2018 resulted in cash outflows of $6,515,069 which were due primarily to the loss for the period of $11,243,903, partially offset by non-cash charges including $2,280,842 in stock-based compensation and 1,515,191 from amortization of debt discount.

Operating activities for the year ended December 31, 2017 resulted in cash outflows of $2,517,530, which was due primarily to the loss for the period, partially offset by non-cash charges including $336,681 in stock-based compensation.

Investing activities for the year ended December 31, 2018 resulted in cash outflows of $197,676 consisting of purchases of property and equipment and investment in internally developed software, reduced by the return of our prior lease deposit.

Investing activities for the year ended December 31, 2017 resulted in cash outflows of $142,979 consisting of net outflows related to our insurance deposit and a deposit under our prior lease.

Net cash provided by financing activities for the year ended December 31, 2018 totaled $13,263,672 and primarily consisted of net proceeds of $11,340,000 related to the June 2018 IPO, $2,778,579 in net proceeds from convertible debt, less offering costs of $569,665 and repayments on notes payable totaling $350,000.

Net cash provided by financing activities for the year ended December 31, 2017 totaled $2,358,291 and primarily included $2,164,029 from the sale of common stock, $350,000 from notes payable and $300,000 from the sale of preferred stock.

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

The Company’s most significant estimates and judgments involve recognition of revenue, insurance reserves, the measurement of the Company’s stock-based compensation, including the estimation of the underlying deemed fair value of common stock in periods prior to the date of the Company’s IPO, the estimation of the fair value of market-based awards, the valuation of warrants, allowance for doubtful accounts, estimates for future contingent customer incentive obligations, and the fair value of financial instruments.

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

The company measures compensation expense for its non-employee stock-based compensation under ASC 505, Equity. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the company’s common stock or equity award on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

The following is a breakout of revenue components by subcategory for the years ended December 31, 2018 and 2017.

	Year ended December 31, 2018	Year ended December 31, 2017
Insurance and administration fees	$5,090,441	$1,650,512
Transaction fees	3,479,004	1,465,426
Other fees	1,557,084	212,077
Incentives and rebates	(349,450)	(104,141)
Net revenue	$9,777,079	$3,223,874

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

Income Taxes

The company applies ASC 740 “Income Taxes” (“ASC 740”).  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2017 and 2016, the company has established a full allowance against all deferred tax assets.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  A tax benefit from an uncertain position is recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Internal Use Software

We incur software development costs to develop software programs to be used solely to meet our internal needs and cloud-based applications used to deliver our services. In accordance with ASC 350-40, Internal-Use Software, we capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

Insurance Reserve

The Company records a loss reserve for insurance deductible or damage that the Company pays to car owners based on the Company’s policy in relation to the insurance policy in effect at the time. This addition of the reserve is based on changes to the Company’s insurance policy that occurred during the second quarter of 2018 in relation to the insurance policy in effect for car owners. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment.  The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company.

Liability insurance claims may take several years to completely settle, and the Company has limited historical loss experience. Because of the limited operational history, the Company makes certain assumptions based on currently available information to estimate the reserves as well as third party claims adjuster data provided on existing claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future periods for events that occurred in a prior period that differs from expectations. Accordingly, actual losses may vary significantly from the estimated amounts reported in the financial statements. Reserves are continually reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts. Such adjustments are recorded in general and administrative expenses.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as such term is defined in 17 C.F.R. 229.10, we are not required to provide disclosure for this item.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to use the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2019 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file with the U.S. Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statements, which we intend to file with the U.S. Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement, which we intend to file with the U.S. Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement, which we intend to file with the U.S. Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement which we intend to file with the U.S. Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
3.2	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
4.2	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.1+	Employment Agreement between the Company and Joseph Furnari (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.2+	Employment Agreement between the Company and Michael Furnari (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.3+	Oral Employment Arrangement between the Company and Abhishek Arora (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.4+	Employment Agreement between the Company and Scott Brogi (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 2, 2018)
10.5+	Employment Agreement between the Company and Henry Park (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 30, 2018)
10.6	2016 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.7	2018 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-229222)
23.1	Consent of dbbmckennon, independent registered public accounting firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or any compensatory plan, contract or arrangement

Item 16. Form 10-K Summary

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of HyreCar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HyreCar, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

We have served as the Company’s auditor since 2016.

Newport Beach, California

March 28, 2019

HYRECAR, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$6,764,870	$213,944
Accounts receivable	161,177	41,000
Deferred offering costs	-	135,608
Deferred expenses	20,927	35,153
Other current assets	128,337	118,020
Total current assets	7,075,311	543,725

Property and equipment, net	10,613	-
Intangible assets, net	221,623	-
Other assets	90,000	90,000
Total assets	$7,397,547	$633,725

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$856,925	$1,355,064
Accrued liabilities	775,857	119,226
Insurance reserve	348,442	-
Deferred revenue	53,764	47,718
Related party advances	9,629	9,629
Note payable, net of discount	-	46,368
Notes payable - related party, net of discount	-	278,607
Settlement payable	-	24,444
Total current liabilities	2,044,617	1,881,056

Total liabilities	2,044,617	1,881,056

Commitments and contingencies (Note 3)	-	-

Stockholders’ equity (deficit):
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 and 2,429,638 issued and outstanding as of December 31, 2018 and 2017, respectively	-	1,591,886
Common stock, 50,000,000 shares authorized, par value $0.00001, 11,708,041 and 5,252,953 issued and outstanding as of December 31, 2018 and 2017, respectively	117	52
Additional paid-in capital	21,857,017	2,553,672
Subscription receivable - related party	(7,447)	(140,087)
Accumulated deficit	(16,496,757)	(5,252,854)
Total stockholders’ equity (deficit)	5,352,930	(1,247,331)
Total liabilities and stockholders’ equity (deficit)	$7,397,547	$633,725

See accompanying notes to financial statements

HYRECAR, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2018	Year ended December 31, 2017

Revenues	9,777,079	$3,223,874

Cost of revenues	5,132,079	2,912,548

Gross profit	4,645,000	311,326

Operating Expenses:
General and administrative	7,600,735	1,819,588
Sales and marketing	4,788,201	1,871,649
Research and development	1,414,727	687,039
Total operating expenses	13,803,663	4,378,276

Operating loss	(9,158,663)	(4,066,950)

Other expense:
Interest expense	2,040,311	202,454
Other expense	44,129	1,528
Total other (income) expense	2,084,440	203,982

Loss before provision for income taxes	(11,243,103)	(4,270,932)

Provision for income taxes	800	800

Net loss	$(11,243,903)	$(4,271,732)

Weighted average shares outstanding - basic and diluted	8,557,796	4,590,478
Weighted average net loss per share - basic and diluted	$(1.31)	$(0.93)

See accompanying notes to financial statements

HYRECAR, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Subscription		Total
					Additional	Receivable -	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Related	Equity	Equity
	Shares	Amount	Shares	Amount	Capital	Parties	(Deficit)	(Deficit)
December 31, 2016	985,369	$700,000	3,978,610	$39	$142,961	$(138,700)	$(981,122)	$(276,822)
Preferred stock issued for services	78,059	55,452	-	-	-	-	-	55,452
Stock option compensation	-	-	-	-	281,229	-	-	281,229
Shares issued for payables	-	-	37,755	1	66,069	-	-	66,070
Discount on warrants issued with convertible debt	-	-	-	-	84,031	-	-	84,031
Conversion of convertible debt	943,908	536,434	-	-	-	-	-	536,434
Series Seed Preferred Stock issued for cash	422,302	300,000	-	-	-	-	-	300,000
Common stock issued for cash	-	-	1,236,588	12	2,164,017	-	-	2,164,029
Offering costs	-	-	-	-	(320,130)	-	-	(320,130)
Contingent beneficial conversion feature triggered upon conversion	-	-	-	-	134,108	-	-	134,108
Interest on subscription receivable	-	-	-	-	1,387	(1,387)	-	-
Net loss	-	-	-	-	-	-	(4,271,732)	(4,271,732)
December 31, 2017	2,429,638	$1,591,886	5,252,953	$52	$2,553,672	$(140,087)	$(5,252,854)	$(1,247,331)
Conversion of Preferred Stock	(2,429,638)	(1,591,886)	2,429,638	25	1,591,861	-	-	-
Stock option compensation	-	-	-	-	446,417	-	-	446,417
Stock compensation on forfeitable restricted common stock	-	-	274,285	3	1,371,422	-	-	1,371,425
Conversion of convertible debt	-	-	1,231,165	12	3,136,996	-	-	3,137,008
Discount for warrants issued with convertible debt	-	-	-	-	1,107,982	-	-	1,107,982
Discount for beneficial conversion feature on convertible debt	-	-	-	-	368,757	-	-	368,757
Common stock issued for cash	-	-	2,520,000	25	12,599,975	-	-	12,600,000
Offering costs associated with underwriters in public offering	-	-	-	-	(1,260,000)	-	-	(1,260,000)
Offering costs	-	-	-	-	(569,665)	-	-	(569,665)
Warrants issued for services	-	-	-	-	463,000	-	-	463,000
Warrants issued to placement agent	-	-	-	-	46,600	-	-	46,600
Subscription receivable relieved	-	-	-	-	-	133,042	-	133,042
Interest on subscription receivable	-	-	-	-	-	(402)	-	(402)
Net loss	-	-	-	-	-	-	(11,243,903)	(11,243,903)
December 31, 2018	-	$-	11,708,041	$117	$21,857,017	$(7,447)	$(16,496,757)	$5,352,930

See accompanying notes to financial statements

HYRECAR, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2018	Year ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,243,903)	$(4,271,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	900	-
Forgiveness of related party advance	-	7,500
Amortization of debt discount	1,515,191	59,006
Interest expense on beneficial conversion feature	368,757	134,108
Stock-based compensation	2,280,842	336,681
Changes in operating assets and liabilities:
Accounts receivable	(120,177)	(41,000)
Deferred expense	14,226	(20,539)
Other current assets	(45,777)	-
Accounts payable	(362,530)	1,330,148
Accrued liabilities	747,358	(5,651)
Insurance reserve	348,442	-
Deferred revenues	6,046	27,282
Settlement paid	(24,444)	(73,334)
Net cash used in operating activities	(6,515,069)	(2,517,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and intangibles	(233,136)	-
Related party advance	-	(500)
Deposits and other	35,460	(142,479)
Net cash used in investing activities	(197,676)	(142,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued for cash	12,600,000	-
Offering costs associated with underwriters in public offering	(1,260,000)	-
Proceeds from note payable	-	50,000
Proceeds from notes payable - related parties	-	300,000
Proceeds from convertible debt	2,778,579	-
Repayment of Note Payable	(50,000)
Repayment of note payable - related parties	(300,000)
Offering costs	(637,547)	(455,738)
Receipt of subscription receivable	132,640	-
Proceeds from sale of preferred stock	-	300,000
Proceeds from sale of common stock	-	2,164,029
Net cash provided by financing activities	13,263,672	2,358,291

Increase (decrease) in cash and cash equivalents	6,550,926	(302,218)
Cash and cash equivalents, beginning of year	213,944	516,162
Cash and cash equivalents, end of year	$6,764,870	$213,944

Supplemental disclosures of cash flow information:
Cash paid for interest	$64,414	$3,383
Cash paid for income taxes	$800	$800

Non cash investing and financing activities:
Interest on subscription receivable	$402	$694
Discount on convertible notes with warrants	$1,107,982	$-
Preferred stock converted to common stock	$1,591,886	$-
Conversion of convertible notes and interest	$3,136,996	$-
Discount from beneficial conversion feature	$368,757	$-
Discount on notes payable with warrants	$-	$84,031
Debt and accrued interest converted to preferred stock	$-	$536,434

See accompanying notes to financial statements

HYRECAR, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through increased revenue from operations and the remaining capital raised through the IPO. Based on increasing revenue and margin in the normal course of business, our current capital and the ability to reduce expense levels if needed, we believe the doubt regarding the Company’s ability to continue as a going concern has been alleviated.

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

The Company’s most significant estimates and judgments involve recognition of revenue, calculating insurance reserves, the measurement of the Company’s stock-based compensation, including the estimation of the underlying deemed fair value of common stock in periods prior to the date of the Company’s IPO, the estimation of the fair value of market-based awards, the valuation of warrants, allowance for doubtful accounts, estimates for future contingent customer incentive obligations, and the fair value of financial instruments.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, accrued liabilities, notes payable, convertible debt and settlement payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2018, and 2017, the Company has no reserve allowance. As of December 31, 2018, and 2017, one customer made up of 100% of the balance in accounts receivable. The Company does not believe the loss of this customer would have a material impact on the Company’s financial position, results of operations, or cash flows.

Property and Equipment

Property and equipment are stated at cost. The Company’s fixed assets are depreciated using the straight-line method over the estimated useful life. Leasehold improvements are depreciated over the shorter of the useful life or lease life. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Property and equipment at December 31, 2018 was made up of equipment and software. Depreciation expense and accumulated depreciation for the years ended December 31, 2018 and 2017 was $900 and $0, respectively.

Offering Costs

The Company accounts for offering costs in accordance with Accounting Standards Codification (“ASC”) 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs were capitalized as deferred offering costs on the balance sheet. The deferred offering costs are netted against the proceeds of the offering in stockholders’ equity (deficit) or the related debt, as applicable.

Internal Use Software

We incur software development costs to develop software programs to be used solely to meet our internal needs and cloud-based applications used to deliver our services. In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, we capitalize development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed, and the software will be used to perform the function intended. As of December 31, 2018, the Company has capitalized $221,623 of internal software related costs, which is included in intangible assets in the accompanying balance sheets. There were no such costs capitalized in 2017.

Impairment of Long-Lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. There were no impairment losses during the years ended December 31, 2018 and 2017. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Deferred Rent

The Company recognizes rental expense on a straight-line basis from the time of the lease commencement date through the end of the lease. As of December 31, 2018, the Company recognized deferred rent resulting from future escalating lease payments and abated rent totaling $73,886, which is included in accrued liabilities in the accompanying balance sheets.

Insurance Reserve

The Company records a loss reserve for insurance deductible or damage that the Company pays to car owners based on the Company’s policy in relation to the insurance policy in effect at the time. This addition of the reserve is based on changes to the Company’s insurance policy that occurred during the second quarter of 2018 in relation to the insurance policy in effect for car owners. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment.  The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company.  As of December 31, 2018, $348,442 was included in the accompanying balance sheets related to the loss reserve, where the expense is reflected in the general and administrative within the statements of operations.  No such liability was recorded as of December 31, 2017 as the Company’s policy was such that it was not responsible for any claims at the time.

Liability insurance claims may take several years to completely settle, and the Company has limited historical loss experience. Because of the limited operational history, the Company makes certain assumptions based on currently available information to estimate the reserves as well as third party claims adjuster data provided on existing claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future periods for events that occurred in a prior period that differs from expectations. Accordingly, actual losses may vary significantly from the estimated amounts reported in the financial statements. Reserves are continually reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts. Such adjustments are recorded in general and administrative expenses.

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

In limited circumstances, the Company provides contingent consideration in the form of a rebate or refund that is redeemable only if the customer completes a specific level of transaction over a specific time period. In such cases, the rebate or refund obligation is recognized as a reduction of revenues. Measurement of the total rebate or refund obligation is based on management estimates using historical data and included in accrued liabilities.

Insurance and transaction fees are charged to a driver in a single transaction. Drivers currently do not have an option to decline insurance at any point during the transaction.

The following is a breakout of revenue components by subcategory for the years ended December 31, 2018 and 2017.

	2018	2017
Insurance and administration fees	$5,090,441	$1,650,512
Transaction fees	3,479,004	1,465,426
Other fees	1,557,084	212,077
Incentives and rebates	(349,450)	(104,141)
Net revenue	$9,777,079	$3,223,874

Principal Agent Considerations

The Company evaluates our service offerings to determine if we are acting as the principal or as an agent, which we consider in determining if revenue should be reported gross or net. One of our primary revenue source is a transaction fee made from a confirmed booking of a vehicle on our platform. Key indicators that we evaluate to reach this determination include:

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

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $2,086,826 and $433,506 for the years ended December 31, 2018 and 2017, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalized development and maintenance costs. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance.

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

Stock-based compensation is included in operating expenses in the statements of operations as follows:

	Year ended December 31, 2018	Year ended December 31, 2017
General and administrative	$2,083,269	$155,723
Sales and marketing	149,586	138,406
Research and development	$47,987	$42,522

Income Taxes

The Company applies ASC 740, Income Taxes (“ASC 740”). Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2018 and 2017, the Company has established a full allowance against all deferred tax assets.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position is recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the year ended December 31, 2018 and 2017, there were 2,726,464 and 1,334,830 options or warrants excluded, respectively. As of December 31, 2018, and 2017, there were no debts convertible into common stock. As of December 31, 2018 and 2017, there were 0 and 2,429,638 shares of preferred stock convertible into common stock outstanding.

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the Company maintains balances in excess of the federally insured limits.

Other Concentrations

The Company relies on one insurance agency to provide all insurance on vehicles in service. The loss of this insurance carrier would have a negative effect on our operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This new standard will replace all current guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual periods beginning after December 15, 2017 for public business entities and December 31, 2018 for all other entities. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has elected the extended transition period for complying with any new or revised financial accounting standards afforded to emerging growth companies. As the Company has reviewed the provisions of the new standard, Management does not foresee a material impact to the financial statements as a whole.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Settlement and Legal

In September 2015, two former founders (the “Claimant Founders”) made an arbitration claim against the Company for alleged violations of an agreement among the founders of the Company (the “Founders’ Agreement”).  The Claimant Founders and the Company arbitrated the dispute but, prior to the arbitrator rendering a decision, the Company and the Claimant Founders settled the dispute without any party admitting liability or fault.  Under the terms of the April 25, 2016 settlement (the “Settlement Agreement”), each of the Claimant Founders would maintain 190,177 shares of their common stock restricted per the Founders’ Agreement and with certain additional restrictions. Additionally, the Claimant Founders agreed to remit the remaining balance of stock previously held by them back to the Company.  The Settlement Agreement provided that the Claimant Founders’ stock ownership would be diluted upon subsequent money raises, stock option offerings, and stock option vesting, however, any dilution would remain consistent and proportional to the remaining founders’ dilution ratios.  The claimants also received a total of $110,000 paid out over eighteen (18) months starting on November 1, 2016.  The remaining balance of $24,444 owed as of December 31, 2017 to the Claimant Founders under the Settlement Agreement was paid in 2018 and no additional monies are now due under the Settlement Agreement.

Thereafter, on November 13, 2018, the same two Claimant Founders, initiated two lawsuits in the Superior Court of California, County of San Francisco, entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258.  The complaints for the lawsuits, which were largely duplicative, allege that the Company breached the Settlement Agreement by not allowing the Claimant Founders to sell stock in the initial public offering (“IPO”) of the Company, failing to offer to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders.   The Company very strongly disagrees with all of the allegations and intends to vigorously contest both lawsuits.  The Company believes that, at all times, its actions have been consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law.  At this time, the lawsuits are in their early stages and the Company is unable to estimate potential damage exposures, if there are any, related to the lawsuits.

In July 2017, an owner of several vehicles that he was renting through the Company’s platform filed for arbitration seeking damages for losses associated with renting his vehicles, specifically losses associated with a claimed stolen vehicle, storage fees, damage/repair fees, an insurance deductible, and purported loss of income due to his inability to rent the stolen/damaged vehicles. In December 2017, the owner also filed a lawsuit in the Superior Court of California, County of Los Angeles, reasserting the same claims. The Company believes this action is without merit and is vigorously defending itself, while also exploring whether the dispute can be settled in an expeditious manner. The Company moved to compel the owner to arbitrate his claims and to stay his Superior Court case. That motion was heard on June 19, 2018 and the court granted the motion to compel arbitration. As of January 29, 2019, the arbitrator issued a decision to award nothing to the owner. The arbitrator upheld the enforceability of the Company’s terms of service and made clear that they precluded damages sought by the owner and dismissed the owner’s tort claims as unmeritorious.

The Company is involved in claims and litigation from time to time in the normal course of business. At December 31, 2018, the Company believes there are no pending matters, except as noted above, that are expected to have a material adverse effect on the business of the Company, its financial condition, results of operations or cash flows.

Agreements

In November 2017, the Company entered into a 180-day agreement with a third-party broker/dealer to assist in raising funds under a private placement. For their services, they were to receive five percent (5%) of the gross proceeds under the placement as a success fee defined by the agreement, non-callable warrants equal to ten percent (10%) of the aggregate number of shares of common stock, or in the case of non-convertible securities, the aggregate number of shares of common stock issuable as if the non-convertible securities were convertible into common stock at the public stock price on the date of closing if the Company is public or valuation per share on the date of closing if the Company is private (excluding warrants) sold to potential investors in the placement. The warrants were to entitle the holder to purchase securities of the Company at the same terms as issued under the placement, except that the exercise price of the warrants would be 110% of the lesser of (a) the price at which securities (excluding the value of any warrants) are issued or (b) the exercise price of any warrants issued to entities funding the placement. The agreement also called for $20,000 due upon execution of the agreement and non-accountable expense cash fees equal to three percent (3%) of the gross proceeds due and payable immediately upon the closing of the placement. The compensation terms of this agreement were modified on June 22, 2018 prior to the IPO such that 15,445 warrants were issued with a five-year term and exercise price of $2.80. The Company valued the warrants similar to stock options in Note 5 which was recorded as a discount on the related debt, Accordingly, the Company recorded $46,600 of interest expense related to the accretion of the discount upon conversion of the 2018 Convertible Notes. See Note 4 for 2018 Convertible Notes related to this agreement.

Other

In November 2017, the Company entered into a lease in Los Angeles, California commencing April 1, 2018, with the ability to occupy the facility in January 2018. The lease term is 39 months from the commencement date. Annual base rent is as follows: 2019 - $342,480, 2020 - $356,145, 2021 - $183,489, respectively. The lease required a deposit of $90,000. Per the lease agreement, the monthly rate will range from $27,708 to $31,167 a month. The Company also rents office furniture and incurs ancillary fees for building services and shared expenses. Rent expense for the years ended December 31, 2018 and 2017 was $321,681 and $161,293, respectively.

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Accrued payables	$452,307	$-
Driver deposits	192,769	54,226
Deferred rent	73,886	-
Payroll liabilities	3,154	41,000
Other accrued liabilities	53,741	24,000
Accrued liabilities	$775,857	$119,226

2016 Convertible Notes Payable

From June 2016 to September 2016, the Company issued convertible promissory notes (the “2016 Convertible Notes”) to related parties and third parties with the same terms and conditions totaling indebtedness of $500,000 $150,000 of which was borrowed from related parties. The 2016 Convertible Notes bore interest at 12%, with a default rate of 15% and were due three years from the issuance date. The 2016 Convertible Notes were automatically convertible upon 1) the consummation of an investment in the Company’s equity securities of over $250,000 through a single or series of transactions involving the same party or parties and 2) the occurrence of a liquidity event as defined by the 2016 Convertible Notes. The holders had the option to convert the entire unpaid and outstanding principal amount and any accrued interest thereon under the 2016 Convertible Notes on the maturity date. The conversion price was the lesser of 1) that price per share that was eighty percent (80%) of the purchase price per share of the same class and series of equity securities sold by the Company in a qualifying transaction or liquidity event or 2) an amount equal to $4,000,000 divided by the total number of outstanding shares of the Company’s common stock immediately prior to the transaction or liquidity event on a fully-diluted, as-converted basis.

In February 2017, the outstanding balance of the 2016 Convertible Notes was converted into Series Seed 1 Convertible Preferred Stock based on the conversion terms noted above due to the closing of a qualifying investment in equity securities. Accordingly, the 2016 Convertible Notes and accrued interest thereon totaling $36,434 was converted into 943,908 shares of Series Seed 1 Convertible Preferred Stock. Upon conversion, the contingent beneficial conversion feature was no longer contingent, and resulted in a discount and immediate accretion of such discount in the amount of $134,108, which was charged to interest expense in the accompanying statement of operations during the year ended December 31, 2017.

Interest expense for the 2016 Convertible Notes, including the charge for the beneficial conversion feature, for the year ended December 31, 2017 was $140,065. There were no such charges in 2018 related to the 2016 Convertible Notes.

2017 Notes Payable

In April and May 2017, the Company issued promissory notes to related parties totaling $300,000 and a third party totaling $50,000 with the same terms and conditions (collectively, the “2017 Notes”) and issued five-year warrants to purchase up to 200,000 shares of common stock with an exercise price of $2.10 per share. The Company calculated the relative fair value of the warrants using a Black-Scholes option pricing model with similar inputs as disclosed for stock options in Note 5, resulting in a discount of $84,031. During the year ended December 31, 2018 and 2017, the Company accreted $25,025 and $59,006 of this discount to interest expense, respectively. The outstanding balance of the 2017 Notes has been repaid as of December 31, 2018.

2018 Convertible Notes and Warrants

During the first and second quarter of 2018, pursuant to a securities purchase agreement, the Company issued and sold senior secured convertible promissory notes (the “2018 Convertible Notes”) to accredited investors in the aggregate principal amount of $3,046,281. Gross principal amounts were net of $267,702 withheld for net proceeds of $2,778,579. The Company incurred additional offering costs of $67,882 for a total debt discount of $335,584, which was fully amortized by the IPO date. The 2018 Convertible Notes bore interest at the rate of 13% per annum and were due eight months from the original issue date, which ranged from September to December 2018 (the “Maturity Dates”). The 2018 Convertible Notes provided that the principal and all accrued and unpaid interest on the 2018 Convertible Notes were convertible into shares of common stock at a conversion rate equal to the lesser of $2.5480 per share or seventy percent (70%) of the IPO price per share. Upon pricing the IPO, at the option of the holders, all outstanding principal plus accrued interest underlying the 2018 Convertible Notes was converted into 1,231,165 shares of common stock at a conversion rate of $2.5480. Upon conversion, the contingent beneficial conversion feature was no longer contingent, and resulted in a discount and immediate accretion of such discount in the amount of $368,757 which was charged to interest expense in the accompanying statement of operations during the year ended December 31, 2018.

In connection with the issuance of the 2018 Convertible Notes, each holder also received contingent five-year warrants to purchase common stock in an amount equal to 50% of the shares of common stock that the holder was entitled to in connection with the conversion of the holder’s 2018 Convertible Note when such note first became convertible, which was at the time the IPO was priced. Prior to the 2018 Convertible Note being convertible, the holder did not have a right to exercise these warrants. At the IPO pricing date, 615,585 warrants to purchase common stock became exercisable upon the conversion of the outstanding balance of the 2018 Convertible Notes, including accrued interest. The warrants have an exercise price of 125% of the conversion price, or $3.185. The Company calculated the fair value of the warrants at $1,741,334 using a Black-Scholes pricing model. The Company valued the warrants at $2.8288 per warrant using a common stock fair value of $5.00, a term of five years, a volatility of 45% and a risk-free interest rate of 2.75%. The Company allocated the debt proceeds on a relative fair value basis between the note and warrant, in which the Company recognized a note discount for $1,107,982. This was immediately recognized in interest expense as of the note conversion date. As of December 31, 2018, all of the warrants were outstanding.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock, $0.00001 par value per share. Of these, the Company designated 4,471,489 shares as Series Seed 1 Convertible Preferred Stock (“Series Seed 1”). Each share of Series Seed 1 shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series Seed 1 held are convertible as of the record date. Series Seed 1 and common stock vote together as a single class, except as provided by law or by other provisions of the certificate of incorporation.

Upon the occurrence of any voluntary or involuntary liquidation, dissolution or winding up of the corporation or deemed liquidation event (as defined by the HyreCar, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series Seed 1 Convertible Preferred Stock), the holders of shares of Series Seed 1 then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the greater of (i) one (1) times the Series Seed 1 Original Issue Price, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series Seed 1 been converted into Common Stock immediately prior to such liquidation, dissolution, winding up or deemed liquidation event. If upon any such liquidation, dissolution or winding up of the corporation or deemed liquidation event, the assets of the corporation available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series Seed 1 the full amount to which they shall be entitled, the holders of shares of Series Seed 1 shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Each share of Series Seed 1 shall be convertible, at the option of the holder and at any time, into such number of shares of common stock as determined by dividing the Series Seed 1 original issue price by $0.71, subject to customary adjustments for stock dividends, stock splits, or other recapitalization with respect to the Series Seed 1.

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

On June 22, 2018, the placement agent warrants that were to be earned, were amended to (i) decrease the amount of shares that can be purchased at an exercise price of $2.00 per share to 60,392 shares of common stock and (ii) reduce the remaining 63,267 shares to 28,993 shares at a modified exercise price of $7.50 per share, due to the fact that such placement agent warrants were earned 180 days immediately preceding the filing date of the IPO registration statement.

Collateralized Restricted Stock Purchases

In 2016, the Company issued 1,032,387 shares of restricted common stock to related parties that vest as follows: 33% upon a sale of securities for gross proceeds of at least $250,000 in one or more transactions and the remaining 67% vest monthly over three years, becoming fully vested in April 2019. For consideration of these shares, the related parties entered into note agreements totaling $138,700 that call for the principal and interest to be paid back in ten years from the date of the loan. The notes bear interest at 1%. The loans are secured by the related shares of common stock. On May 31, 2018, the board of directors determined that it was in the best interest of the Company, in order to comply with the requirements of Section 402 of the Sarbanes-Oxley Act of 2002 prior to filing the IPO registration statement with the SEC, to (i) issue a bonus to those related parties serving as an officer and/or director of the Company in the amount owed by each party. Each such related party bonus was used to repay and terminate the note agreements. An aggregate of $131,400 in principal was repaid and terminated along with accrued interest thereon. Remaining balance of $7,447 is outstanding to a related party that is not serving as an officer or director of the Company. As of December 31, 2018, 955,532 shares have vested.

Stock Options

In 2016, the Board of Directors adopted the HyreCar, Inc. 2016 Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the grant of equity awards to highly qualified personnel, including stock options, restricted stock, stock appreciation rights, and restricted stock units to purchase shares of common stock. Up to 2,227,777 shares of common stock may be issued pursuant to awards granted under the 2016 Plan. The 2016 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

In 2018, the Board of Directors adopted the HyreCar, Inc. 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of equity awards to purchase shares of common stock. Up to 3,000,000 shares of common stock may be issued pursuant to awards granted under the 2018 Plan, subject to increases that occur starting in 2021. The 2018 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

During the year ended December 31, 2018 and 2017, the board of directors approved the grant of 697,500 and 1,105,394 stock options to various contractors and employees, respectively. The 2018 granted options had an exercise prices ranging from $2.21 - $5.00, expire in ten years, and had vesting periods from two to four years. The 2017 granted options had an exercise prices ranging from $0.71 - $1.75, expire in five to ten years, and ranged from immediate vesting to vesting over a four-year period, many of which had vesting commencement dates retroactively applied based on the individual’s service period. The total grant date fair value of options granted to employees was approximately $1,120,995 and $286,966 for the years ended December 31, 2018 and 2017, respectively. Options granted to contractors are revalued each reporting period. Certain contractors were hired as employees in 2018 and, accordingly, such grants will be treated as employee grants prospectively. The Company used the Black-Scholes option mode to value stock option awards with inputs noted below.

A summary of our stock option activity for the years ended December 31, 2018 and 2017, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding at December 31, 2016	–		–
Granted	1,105,394	$1.01	9.8
Exercised	–	–	–
Forfeited or expired	(84,223)	0.71	9.3
Outstanding at December 31, 2017	1,021,171	$1.04	9.3

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)

Outstanding at December 31, 2017	1,021,171	$1.04	9.3
Granted	697,500	3.73	-
Exercised	-	-	-
Forfeited or expired	(238,232)	3.59	-
Outstanding at December 31, 2018	1,480,439	$1.90	8.8
Exercisable at December 31, 2017	245,165	$0.82	9.1
Exercisable at December 31, 2018	549,877	$0.98	8.4

Stock-based compensation expense for stock options for the years ended December 31, 2018 and 2017 was and $446,417 and $281,229 respectively.

As of December 31, 2018, the total estimated remaining stock-based compensation expense for unvested stock options is aproximately $1,093,000 which is expected to be recognized over a weighted average period of 2.1 years.

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The range of input assumptions used by the Company were as follows:

	Year Ended
	December 31, 2018	December 31, 2017

Expected volatility	45%	40% – 45%
Risk-free interest rate	1.95 – 2.99%	1.82 – 2.56%
Expected life in years	5.39 – 6.25	5.5 – 625
Expected dividend yield	0%	0%

The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s stock options.

The expected term of stock options is calculated using the simplified method which takes into consideration the contractual life and vesting terms of the options.

The Company determined the expected volatility assumption for options granted using the historical volatility of comparable public company’s common stock. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future stock option grants, until such time that the Company’s common stock has enough market history to use historical volatility.

The dividend yield assumption for options granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

Management estimated the fair value of common stock prior to the IPO date by looking at a market approach which takes into consideration past sales of our common and preferred stock, as well Company developments to date.

Restricted Shares

A summary of activity with our restricted shares for the year ended December 31, 2018, is as follows:

	Number of shares	Weighted average grant date fair value per share

Unvested as of December 31, 2017	–	–
Granted	1,099,285	$5.00
Vested	(274,285)	5.00
Forfeited	(825,000)	5.00
Unvested as of December 31, 2018	–	$–

During the year ended December 31, 2018, the Company granted 264,285 shares of restricted common stock to three consultants for services. All shares of restricted common stock fully vested upon the IPO. Accordingly, stock-based compensation of $1,321,425 was recognized during the year ended December 31, 2018, which is included in general and administrative expenses in the accompanying statement of operations.

During the year ended December 31, 2018, the Company also granted 10,000 shares of restricted common stock to a consultant for services which fully vested upon the IPO. The Company recognized stock-based compensation expense of $50,000 during the year ended December 31, 2018 for the vesting of the 10,000 shares of restricted common stock. In addition, the Company also agreed to issue the consultant an aggregate of 825,000 shares of restricted common stock with the issuance of 275,000 shares of restricted common stock upon each of three milestones. Each of the three milestones has a specific target in which the Company must meet or exceed which include i) gross bookings of rentals, ii) average daily active rentals, or iii) market capitalization. As of December 31, 2018, these equity awards were forfeited due to termination of service with the Company.

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

Relating to the IPO, the Company agreed to issue warrants to purchase up to 75,600 shares of common stock to the underwriters in connection with this primary offering, exercisable at $6.25 per share (125% of the public offering price in the IPO). The value of the warrants nets against the equity related funds raised but also is added back to equity for a net zero effect on equity.

In June 2018, the Company entered into agreements with two service provider firms pursuant to which the Company agreed to pay cash compensation and issue warrants to purchase up to an aggregate amount of 250,000 shares of common stock. The warrants are fully vested and non-forfeitable. The warrants range from three (3) or five (5) years and are exercisable for $5.00. Accordingly, stock-based compensation of $463,000 was recognized in general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2108.

The Company used the Black-Scholes pricing model to value the above warrants, which had similar inputs to stock options included in the stock option section above except for the expected life of the warrants, which was set to match the related term of the warrant.

As of December 31, 2018 and 2017, all warrants granted as of such dates were vested.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances

From time to time prior to 2017, the Company received advances from related parties for short-term working capital. Such advances are considered short-term and non-interest bearing and due on demand. As of December 31, 2018 and 2017 $9,629, remained outstanding.

During the year ended December 31, 2017, advances of $7,500 to former officers were forgiven.

Notes Payable

See Note 4 for disclosure of notes payable to related parties.

Insurance

The president of the Company’s primary insurance broker, providing gap coverage for vehicles on the platform, when existing policy coverage is not applicable, is also a minority stockholder and holder of 2017 Notes with related warrants. As of December 31, 2018 and 2017, the Company had outstanding balances to the insurer totaling $275,290 and $337,882, included in accounts payable, respectively. During the years ended December 31, 2018 and 2017, the Company paid the insurer approximately $4,304,000 and $2,340,000, respectively.

NOTE 7 – INCOME TAXES

The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act, or TCJA, reduced the U.S. federal corporate income tax rate from 35% to 21%. As a result, carryforwards have been recalculated to recognize the effect of future rates on deferred tax assets and liabilities. This resulted in a reduction in the deferred tax asset of approximately $62,000 in 2017 with a corresponding decrease in the valuation allowance in the same amount, for zero net impact on the financial statements.

The following table presents the current and deferred tax provision for federal and state income taxes for the years ended December 31, 2018, and 2017:

Current tax provision
Federal	$-	$-
State	800	800
Total	$800	$800

Deferred tax provision (benefit)
Federal	$(1,482,000)	$(739,000)
State	(410,000)	(365,000)
Valuation allowance	1,892,000	1,104,000
Total	-	-
Total provision for income taxes	$800	$800

The components of our deferred tax assets (liabilities) for federal and state income taxes consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$3,258,000	$1,366,000
Valuation allowance	(3,258,000)	(1,366,000)
Net deferred tax asset	$-	$-

No federal tax provision has been provided for the years ended December 31, 2018 and 2017 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate of 21% due primarily to operating losses that receive no tax benefit because of a valuation allowance recorded for such losses and temporary differences related to a settlement.

	2018	2017
Statutory US Federal tax rate	21.0%	34.0%
Permanent differences:
State income taxes, net of Federal benefit	7.0%	5.8%
Stock compensation	-4.8%	-3.1%
Other	-4.8%	-0.8%
Temporary differences	-0.9%	0.6%
Change in effective tax rate	0.0%	-10.7%
Valuation allowance	-17.5%	-25.8%
Total	0.0%	0.0%

Based on federal tax returns to be filed through December 31, 2018, we had available approximately $11,637,000 in recalculated U.S. and state tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company’s net operating loss carryforwards resulting from retaining continuity of its business operations and changes within its ownership structure. Net operating loss carryforwards start to expire in 2035 or 20 years for federal income and state tax reporting purposes.

NOTE 8 – SUBSEQUENT EVENTS

Warrant exercise

During March 2019 several of warrant holders exercised their warrants received with the 2018 Convertible Notes (Note 4). Total proceeds from the exercise of 274,224 warrants was $873,403.

Options

In January 2019, the Company granted 975,000 stock options to officers and directors of the Company with an exercise price of $3.20.

Restricted Stock Units

In February 2019, the Board of Directors approved 140,000 restricted stock unit grants to various employees which generally vest in one to two years.

Agreement

In January 2019, the Company entered into a consulting agreement for services through June 2019. The agreement calls for the issuance of 10,000 shares of common stock, $10,000 per month, a termination bonus of $10,000, and equity performance milestones. The equity performance milestones are due in three tranches for a total of 200,000 restricted stock units. Each of the three milestones has a specific target in which the Company must meet or exceed average daily active rentals by specified points in time. Although the term of the agreement is through June 2019, the performance milestones are through the year ended December 31, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of March, 2019.

HYRECAR, INC.

By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott Brogi
Scott Brogi
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Joseph Furnari	Chief Executive Officer and Director	March 28, 2019
Joseph Furnari	(Principal Executive Officer)

/s/ Scott Brogi	Chief Financial Officer	March 28, 2019
Scott Brogi	(Principal Financial and Accounting Officer)

/s/Grace Mellis	Chairman of the Board of Directors	March 28, 2019
Grace Mellis

/s/ Abhishek Arora	Director	March 28, 2019
Abhishek Arora

/s/ Brooke Skinner Ricketts	Director	March 28, 2019
Brooke Skinner Ricketts