Form 10-K/A
period 2018-12-31
HyreCar Inc.
filed 2019-04-30
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

12,159,929 shares of common stock were issued and outstanding as of April 29, 2019.

 EXPLANATORY NOTE

HyreCar Inc. (the “Company,” “we,” “us,” “our” or “HyreCar”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the U.S. Securities and Exchange Commission on March 28, 2019. The purpose of this Amendment is to include Part III information. This information was previously omitted from the 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by our Form 10-K. The reference on the cover to the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted. This Amendment hereby amends and restates the cover page and Part III, Items 10 through 14 in their entirety.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of our Form 10-K are hereby amended and restated in their entirety. In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in our 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our current executive officers and directors:

Name	Age	Position
Joseph Furnari	38	Chief Executive Officer, Director
Scott Brogi	54	Chief Financial Officer
Henry Park	48	Chief Operating Officer
Abhishek Arora	36	Chief Technology Officer, Secretary, and Director
Michael Furnari	34	Chief Business Development Officer
Grace Mellis	47	Chairman of the Board of Directors
Brooke Skinner Ricketts	38	Director
Jayaprakash Vijayan	46	Director

Joseph Furnari – Chief Executive Officer, Director

Joseph Furnari has served as our Chief Executive Officer since January 2017. From May 2016 until his appointment as Chief Executive Officer, Mr. Furnari served as our Chief Financial Officer. Prior to joining HyreCar, from May 2014 to April 2016, Mr. Furnari served as Vice President of Portfolio Management at The Palisades Group, LLC , where he managed a $5.2 billion portfolio of single family residential whole loan pools. From October 2009 to April 2014, he served as Assistant Vice President of Securitized Products Valuation at Morgan Stanley. From April 2006 to October 2009, Mr. Furnari served as a Senior Analytics Analyst at JP Morgan Chase & Co. Mr. Furnari holds a BBA in Finance from the Lubin School of Business at Pace University. We believe Mr. Furnari should serve as a member of our board of directors due to his extensive experience in the financial services industry.

Scott Brogi – Chief Financial Officer

Scott Brogi has prior Chief Financial Officer experience and has held leadership roles at public and private companies across various sectors, including education, entertainment, healthcare and internet services. Prior to joining HyreCar, from January 2016 to June 2018, Mr. Brogi was Chief Operating Officer of Teaching Channel, Inc., an education technology company which was acquired by a private equity firm in June 2018. From March 2014 to December 2015, Mr. Brogi was the Chief Financial Officer of Jumpstart Games, Inc., an educational gaming company. From September 2010 to February 2014, Mr. Brogi was the Vice President of Commercialization and Division Chief Financial Officer at Apollo Education Group (then Nasdaq: APOL). Prior to Apollo, Mr. Brogi was Vice President, Finance and Business Development at Pictage, Inc., where he helped create and execute an organic growth strategy in the professional photography space from startup though exit to global private equity firm Apax Partners. Scott began his career in Corporate Finance with Chase Manhattan in New York and Washington, D.C. Mr. Brogi holds a BS in Finance from Syracuse University, an MS in Finance from Loyola College in Maryland, and an MBA in Entrepreneurial Finance from the UCLA Anderson School of Management.

Henry Park – Chief Operating Officer

Henry Park has over 15 years of national and local sales and marketing experience in enterprise sales and digital marketing. Prior to joining HyreCar, from February 2016 to October 2018, Mr. Park was Chief Operating Officer and Head of Marketing at SearchForce, a paid search and social media bid management platform for digital marketers, where he oversaw the development and integration of successful marketing plans and media strategies. From February 2008 to February 2016, Mr. Park served as the Executive Director of Traffic Acquisition at YP.com, where he established strategies for lead acquisition for thousands of local advertisers.

Abhishek Arora – Chief Technology Officer, Director

Abhishek Arora is our co-founder and has served as our Chief Technology Officer since October 2017 and as our Secretary since June 2018. From July 2014 until October 2017, Mr. Arora served as our Chief Operating Officer. From October 2012 to September 2015, Mr. Arora was self-employed as a software consultant and founded Fillskills, an online marketplace to improve skills. At Fillskills he developed proprietary self-learning algorithms to search, parse and analyze national job data.  In addition, he has taught a wide variety of programming classes on iOS, C# and databases. We believe Mr. Arora should serve as a member of our board of directors due to his extensive experience in the technology industry.

Michael Furnari – Chief Business Development Officer

Michael Furnari has served as our Director of Sales since May 2016 and as our Chief Business Development Officer since October 2017. From August 2016 until June 2018, Mr. Furnari served as our Secretary. From August 2016 until January 2017 and again from April 2017 until January 10, 2018, Mr. Furnari served as member of our board of directors. Prior to joining HyreCar, from June 2013 to May 2016, Mr. Furnari served as Sales Manager at Hyatt Residence Group (HRG) Carmel Highlands, the highest volume property in the group’s portfolio. From December 2010 to June 2013, Mr. Furnari served as Facilities Manager at Target Corporation. Mr. Furnari holds a BA in Economics from the University of California, Santa Cruz and an MBA from California State University, Monterey Bay.

Grace Mellis – Director

Grace Mellis has served as a member of our board of directors since January 2018.  Grace is the founder and director of IGA Capital since August 2016, which is focused on finance and management advisory services.  From November 2013 to July 2016, Grace served in various roles at Greendot Corporation including SVP Corporate Finance and Business Intelligence and Chief Financial Officer.  Prior to that, Ms. Mellis was at JP Morgan from November 2004 to November 2013 in a number of roles, including Managing Director and Chief Financial Officer in their Corporate and Investment Bank covering Investor Services and Treasury and Securities Services Businesses and Head of International Strategy and Business Development.  Ms. Mellis holds both a Bachelor’s degree and Masters of Business Administration from Harvard University. We believe Ms. Mellis should serve as a member of our board of directors due to her extensive background in finance and business management.

Brooke Skinner Ricketts – Director

 Brooke Skinner Ricketts has served as a member of our board of directors since July 2018. Ms. Skinner Ricketts brings nearly two decades of relevant marketing and automotive industry expertise to HyreCar, and currently serves as Chief Marketing Officer for Cars.com, a position she has held since 2016. Prior to Cars.com, Ms. Skinner Ricketts served as vice president of brand and design of Avant, an online fintech platform that provides credit alternatives consumers from 2016 to 2017. Before Avant, Ms. Skinner Ricketts was head of brand strategy at Twitter, responsible for revenue-driving creative ideas for Fortune 200 clients. Prior to that Ms. Skinner Ricketts worked at leading advertising agency Foote Cone & Belding before becoming the head of Brand Strategy at Digitas in Chicago and San Francisco. Ms. Skinner Ricketts has a BA from Bard College. We believe Ms. Skinner Ricketts is qualified to serve on our board of directors because of her extensive industry and business experience.

Jayaprakash “Jay” Vijayan – Director

Jayaprakash “Jay” Vijayan has served as a member of our board of directors since April 2019. Mr. Vijayan is currently the Founder and Chief Executive Officer of Tekion Corp. (2016 to present), an innovative startup technology company serving the automotive retail industry. He served at Tesla, Inc. as its Chief Information Officer (NASDAQ: TSLA) from 2012 to 2016 and was responsible for the company’s information systems, including applications, infrastructure, network, operations, and corporate and product security. Prior to Tesla, Mr. Vijayan led the IT Business Applications organization for VMware, Inc. (NYSE: VMW) and led product development teams for Oracle (NYSE: ORCL). Since June 2018, Mr. Vijayan has served on the board of directors of NIC Inc., a digital government software and service provider for federal, state, and local governments in the United States (NASDAQ: EGOV). Mr. Vijayan holds a BS and MS in Geology from the University of Madras in Chennai, Tamil Nadu, India. We believe Mr. Vijayan is qualified to serve on our board of directors because of his extensive industry and public company board member experience.

Director Independence

The board of directors periodically reviews relationships that directors have with our company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from us, are not an affiliated person of our company or our subsidiaries (e.g., an officer or a greater than 10% stockholder) and are independent within the meaning of applicable United States laws, regulations and the Nasdaq Capital Market listing rules. In this latter regard, the board of directors uses the Nasdaq Marketplace Rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of our directors are independent, solely in order to comply with applicable SEC disclosure rules.

Based on the above, the board of directors considers Grace Mellis, our Chairman, and Brooke Skinner Ricketts to be “independent” members of our Board.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including Directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

Messrs. Joseph Furnari and Michael Furnari are brothers.

Information Regarding the Board of Directors and Corporate Governance

Staggered Board

In accordance with the terms of our amended and restated certificate of incorporation and our amended and restated, our board of directors is divided into three classes. The members of each class serve for a staggered, three-year term. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. The classes are composed as follows:

●	Abhishek Arora is a Class I director, whose term will expire at the 2019 annual meeting of stockholders;

●	Joseph Furnari and Jay Vijavan are Class II directors, whose term will expire at the 2020 annual meeting of stockholders; and

●	Grace Mellis and Brooke Skinner Ricketts are Class III directors, whose term will expire at the 2021 annual meeting of stockholders.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will continue to be apportioned as nearly equal in number as possible. This classification of our board of directors may have the effect of delaying or preventing changes in control of our Company.

When considering whether directors have the experience, qualifications, attributes and skills to enable the board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on the information discussed in each of the directors’ individual biographies as set forth above.

Board Responsibilities and Structure

The Board oversees, counsels and directs management in the long-term interest of HyreCar and its stockholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of HyreCar. The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The following table identifies the independent and non-independent Board and Committee members during fiscal year 2018 in accordance with NASDAQ Listing Rule 5605(a)(2):

Name	Independent	Audit	Compensation	Corporate Governance/ Nominating
Joseph Furnari
Grace Mellis	X	X*	X*	X*
Abhishek Arora
Brooke Skinner Ricketts	X	X	X	X
Jayaprakash “Jay” Vijayan	X

* Chairman of the committee

Meetings of the Board of Directors and Committees

During the fiscal year ended December 31, 2018, the Board held a total of three meetings and acted by unanimous written consent ten times, the Audit Committee held a total of two meetings and did not take any action by unanimous written consent, the Compensation Committee held a total of two meetings and did not take any action by unanimous written consent and the Corporate Governance/Nominating Committee held a total of two meetings and did not take any action unanimous written consent. None of our incumbent directors attended fewer than 75% of the total number of meetings held by the Board and the committees on which the director served during fiscal year 2018.

Policy Regarding Attendance at Annual Meetings of Stockholders

The Company does not have a policy with regard to Board members’ attendance at annual meetings of stockholders.

Board Leadership Structure and Role in Risk Oversight

As Chairman, Ms. Mellis serves as the primary liaison between the CEO and the independent directors and provides strategic input and counseling to the CEO. With input from other members of the Board, committee chairs and management, she presides over meetings of the Board. Ms. Mellis has developed an extensive knowledge of our Company, its challenges and opportunities and has a productive working relationship with our senior management team.

The Board, as a unified body and through committee participation, organizes the execution of its monitoring and oversight roles and does not expect the Chairman to organize those functions.

The Board has three standing committees – Audit, Compensation, and Corporate Governance/Nominating. The membership of each of the committees of the Board is comprised of independent directors, with each of the committees having a separate chairman, each of whom is an independent director.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board has responsibility for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The Board believes that establishing the right “tone at the top” and that full and open communication between executive management and the Board are essential for effective risk management and oversight. Our CEO communicates frequently with members of the Board to discuss strategy and challenges facing our Company. Senior management usually attends our regular quarterly Board meetings and is available to address any questions or concerns raised by the Board on risk management-related and any other matters. Each quarter, the Board receives presentations from senior management on matters involving our key areas of operations.

Director Independence

The board of directors periodically reviews relationships that directors have with our company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from us, are not an affiliated person of our company or our subsidiaries (e.g., an officer or a greater than 10% stockholder) and are independent within the meaning of applicable United States laws, regulations and the Nasdaq Capital Market listing rules. In this latter regard, the board of directors uses the Nasdaq Marketplace Rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of our directors are independent, solely in order to comply with applicable SEC disclosure rules.

Based on the above, the Board considers Grace Mellis, Brooke Skinner Ricketts, and Jayaprakash “Jay” Vijayan to be “independent” members of our Board.

Board Committees

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which operate pursuant to a charter adopted by our board of directors. Copies of each charter are posted on the corporate governance section of our website at www.hyrecar.com. Each committee has the composition and responsibilities described below. Our board of directors may establish other committees from time to time.

Nasdaq permits a phase-in period of up to one year for an issuer registering securities in an initial public offering to meet the audit committee, compensation committee, and nominating and corporate governance committee independence requirements. All members of each committee must satisfy the heightened independence requirements within one year from the effectiveness of our Registration Statement on Form S-1 for our initial public offering.

Audit Committee

Grace Mellis and Brooke Skinner Ricketts serve on the audit committee, which is chaired by Grace Mellis. Our board of directors has determined that both Ms. Mellis and Ms. Skinner Ricketts, are “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each member has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Ms. Mellis as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•	recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing quarterly earnings releases.

Compensation Committee

Grace Mellis and Brooke Skinner Ricketts serve on the compensation committee, which is chaired by Ms. Mellis. Our board of directors has determined that both Ms. Mellis and Ms. Skinner Ricketts are “independent” as defined in the applicable Nasdaq rules.

The compensation committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;

•	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining the compensation of our chief executive officer;

•	reviewing and approving the compensation of our other executive officers;

•	reviewing and establishing our overall management compensation, philosophy and policy;

•	overseeing and administering our compensation and similar plans;

•	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;

•	retaining and approving the compensation of any compensation advisors;

•	reviewing and making recommendations to our board of directors about our policies and procedures for the grant of equity-based awards;

•	evaluating and making recommendations to the board of directors about director compensation;

•	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement; and

•	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Corporate Governance/Nominating Committee

Grace Mellis and Brooke Skinner Ricketts serve on the nominating and corporate governance committee, which is chaired by Ms. Mellis. Our board of directors has determined that both Ms. Mellis and Ms. Skinner Ricketts are “independent” as defined in the applicable Nasdaq rules.

The nominating and corporate governance committee’s responsibilities include:

•	developing and recommending to the board of directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	reviewing the size and composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

•	identifying individuals qualified to become members of the board of directors;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and

•	overseeing the evaluation of our board of directors and management.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of business conduct and ethics can be found on our website at www.hyrecar.com. A copy of our code of business conduct and ethics may be obtained without charge upon written request to Secretary, HyreCar Inc., 355 South Grand Avenue, Suite 1650, Los Angeles, CA 90071. If we make any substantive amendments to our code of business conduct and ethics or grant any waiver from a provision of the code of business conduct and ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website (www.hyrecar.com) and/or in our public filings with the SEC.

Item 11. Executive Compensation

Our named executive officers for fiscal 2018 (the “Named Executive Officers”) are:

•	Joseph Furnari;
•	Michael Furnari; and
•	Abhishek Arora;

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers during the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Joseph Furnari,	2018	125,667	—	—		—	—	125,667
Chief Executive Officer	2017	48,000	—	—	(2)	44,200	—	144,200

Michael Furnari,	2018	116,000	—	—		—	—	116,000
Chief Business Development Officer	2017	48,000	—	—	(2)	44,200	—	144,200

Abhishek Arora,	2018	124,000	100,000	—		—	—	224,000
Chief Technology Officer	2017	84,000	—	—		28,298	—	124,298

(1)	Reflects the aggregate grant date fair value computed in accordance with ASC Topic 718. The assumptions used in the valuation of these awards are set forth in the notes to our financial statements, which are included in our Annual Report on Form 10-K, filed with the SEC on March 28, 2019. These amounts do not necessarily correspond to the actual value that may be recognized by the Named Executive Officers.

(2)	Reflects the aggregate grant date fair value computed in accordance with ASC Topic 718. The assumptions used in the valuation of these awards are set forth in the notes to our financial statements, which are included in our Annual Report on Form 10-K, filed with the SEC on March 28, 2019. These amounts do not necessarily correspond to the actual value that may be recognized by the Named Executive Officers.

Employment Agreements

Named Executive Officers

Joseph Furnari – Chief Executive Officer, Director

On September 12, 2016, the company entered into an employment agreement with Mr. Joseph Furnari to act as the company’s Chief Financial Officer, which may be terminated by the company at any time, for any reason, with or without cause. Compensation under the agreement includes an annual salary of $48,000. Subject to the discretion of the board, Mr. Furnari will be considered for an annual incentive bonus. In addition, the agreement also provided for the grant of 489,025 restricted shares of the company’s common stock under the company’s 2016 Equity Incentive Plan. In October 2016, Mr. Furnari’s annual salary was increased to $100,000. On April 6, 2017, we granted from the 2016 Equity Incentive Plan options for the purchase of 148,570 shares of our common stock to Mr. Furnari. The exercise price per share is $0.71. On August 30, 2018, the Compensation Committee of the Board of Directors approved new base compensation for Mr. Furnari, effective September 1, 2018, in the amount of $185,000 annually.

Michael Furnari – Chief Business Development Officer

On September 12, 2016, the company entered into an employment agreement with Mr. Michael Furnari to act as the company’s Secretary and Director of Sales, which may be terminated by the company at any time, for any reason, with or without cause. Compensation under the agreement includes an annual salary of $48,000. Subject to the discretion of the board, Mr. Furnari will be considered for an annual incentive bonus. In addition, the agreement also provided for the grant of 489,025 restricted shares of the company’s common stock under the company’s 2016 Equity Incentive Plan. In October 2016, Mr. Furnari’s annual salary was increased to $100,000. On April 6, 2017, we granted from the 2016 Equity Incentive Plan options for the purchase of 148,570 shares of our common stock to Mr. Furnari. The exercise price per share is $0.71. On August 30, 2018, the Compensation Committee of the Board of Directors approved new base compensation for Mr. Furnari, effective September 1, 2018, in the amount of $156,000 annually.

Abhishek Arora – Chief Technology Officer, Director

The company has an oral agreement with Mr. Abhishek Arora pursuant to which he receives an annual salary of $96,000 for his services as Chief Technology Officer. During the year ended December 31, 2017, Mr. Arora deferred $12,000 of his salary. As a result, Mr. Arora received cash compensation equal to $84,000 during the year ended December 31, 2017. Subject to the discretion of the board, Mr. Arora will be considered for an annual incentive bonus. On August 30, 2018, the Compensation Committee of the Board of Directors approved new base compensation for Mr. Furnari, effective September 1, 2018, in the amount of $180,000 annually.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table presents information concerning unexercised options and unvested restricted stock awards for each Named Executive Officer outstanding as of December 31, 2018.

	Option Awards						Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Joseph Furnari	4/6/2017	55,714	92,856	—	0.71	4/6/2027	—	—
	9/12/2016	—	—	—	—	—	145,621	800,916

Michael Furnari	4/6/2017	55,714	92,856	—	0.71	4/6/2027	—	—
	9/12/2016	—	—	—	—	—	145,621	800,916

Abhishek Arora	10/30/2017	26,979	8,021	—	1.75	10/30/2027	—	—

(1)	All of the outstanding equity awards described in the footnotes below were granted under our 2016 Equity Incentive Plan.

(2)	The options vest as follows: (i) 25% of the shares vested on April 30, 2017 for Messrs. Furnari and Furnari and November 14, 2015 for Mr. Arora and (ii) the remaining 75% of the shares subject to the options vest and become exercisable in 12 successive equal quarterly installments.

(3)	The restricted shares vest as follows: (i) 33% of the shares vest on the consummation of a sale of securities for aggregate gross proceeds of at least $250,000 in one or more transactions, which was satisfied as of June 14, 2016, and (ii) the remaining 67% of the shares vest in 36 successive equal monthly installments commencing as of May 1, 2016 and vesting in full on April 30, 2019.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2018 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Grace Mellis (2)	11,000	447,000	458,000
Brooke Skinner Ricketts (3)	—	334,225	334,225
Anshu “Andy” Bansal (4)	24,000	—	24,000

(1)	Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with FASB ASC Topic 718.

(2)	As of December 31, 2018, 235,000 stock options were outstanding, of which 42,500 options were exercisable.

(3)	As of December 31, 2018, 72,500 stock options were outstanding, of which 3,020 options were exercisable.

(4)	Mr. Bansal resigned from the Board in December 2018. As of December 31, 2018, Mr. Bansal did not hold any stock options.

Our 2016 Equity Incentive Plan

Our board of directors and stockholders adopted our 2016 Equity Incentive Plan on August 27, 2016.

Share Reserve. As of December 31, 2018, we had 1,021,171 shares of common stock issuable upon exercise of outstanding stock options and no shares of common stock available for future awards. In connection with the adoption of our 2018 Equity Incentive Plan, no additional awards will be granted under our 2016 Equity Incentive Plan.

Term. Our 2016 Equity Incentive Plan will terminate ten years from the date our board of directors approved the plan, unless it is terminated earlier by our board of directors. In connection with the adoption of our 2018 Equity Incentive Plan, no additional awards will be granted under our 2016 Equity Incentive Plan.

Eligibility. Our 2016 Equity Incentive Plan authorizes the award of stock options, stock appreciation rights, restricted stock awards, or restricted stock units.

Administration. Our 2016 Equity Incentive Plan is administered by our compensation committee. The administrator has the authority to construe and interpret our 2016 Equity Incentive Plan and make all other determinations necessary or advisable for the administration of the plan. Awards under the 2016 Equity Incentive Plan may be made subject to “performance factors” and other terms in order to qualify as performance based compensation for the purposes of 162(m) of the Code.

Stock Options. Our 2016 Equity Incentive Plan provided for the grant of incentive stock options that qualify under Section 422 of the Code only to our employees. All awards other than incentive stock options were available for grant to our employees, directors, consultants or other service providers. The exercise price of each stock option was at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders was at least equal to 110% of that value.

Options may be exercised only as they vest or to be immediately exercisable with any shares issued on exercise being subject to our right of repurchase that lapses as the shares vest. In general, options vest over a four-year period. The maximum term of options granted under our 2016 Equity Incentive Plan is ten years.

Stock Appreciation Rights. Stock appreciation rights provide for a payment, or payments, in cash or shares of our common stock, to the holder based upon the difference between the fair market value of our common stock on the date of exercise and the stated exercise price up to a maximum amount of cash or number of shares. Stock appreciation rights may vest based on time or achievement of performance conditions.

Restricted Stock. A restricted stock award is an offer by us to sell shares of our common stock subject to restrictions. The price (if any) of a restricted stock award is determined by the administrator. Unless otherwise determined by the administrator at the time of award, vesting will cease on the date the participant no longer provides services to us and unvested shares will be forfeited to or repurchased by us.

Restricted Stock Units. An RSU is an award that covers a number of shares of our common stock that may be settled upon vesting in cash, by the issuance of the underlying shares or a combination of both. These awards are subject to forfeiture prior to settlement because of termination of employment or failure to achieve certain performance conditions.

Additional Provisions. Awards granted under our 2016 Equity Incentive Plan may not be transferred in any manner other than by will or by the laws of descent and distribution, or as determined by the administrator. Unless otherwise restricted by the administrator, awards that are nonstatutory stock options may be exercised during the lifetime of the optionee only by the optionee, the optionee’s guardian or legal representative, or a family member of the optionee who has acquired the option by a permitted transfer. Awards that are incentive stock options may be exercised during the lifetime of the optionee only by the optionee or the optionee’s guardian or legal representative. Options granted under our 2016 Equity Incentive Plan generally may be exercised for a period of three months after the termination of the optionee’s service to us, except in the case of death or permanent disability, in which case the options may be exercised for up to 12 months or six months, respectively, following termination of the optionee’s service to us.

If we experience a change in control transaction, outstanding awards, including any vesting provisions, may be assumed or substituted by the successor company. Outstanding awards that are not assumed or substituted will be exercisable for a period of time and will expire upon the closing of a change in control transaction. In the discretion of our compensation committee, the vesting of these awards may be accelerated upon the occurrence of these types of transactions.

Our 2018 Equity Incentive Plan

Our board of directors and stockholders adopted our 2018 Equity Incentive Plan on May 23, 2018 and June 21, 2018, respectively. Our 2018 Equity Incentive Plan is intended to align the interests of our stockholders and the recipients of awards under the 2018 Equity Incentive Plan, and to advance our interests by attracting and retaining directors, officers, employees and other service providers and motivating them to act in our long-term best interests. The material terms of the 2018 Equity Incentive Plan are as follows:

Plan term. The 2018 Equity Incentive Plan terminates on the tenth anniversary of May 23, 2018, unless terminated earlier by our board of directors.

Eligible participants. All officers, directors, employees, consultants, agents and independent contractors, and persons expected to become officers, directors, employees, consultants, agents and independent contractors of our Company or any of our subsidiaries are eligible to receive awards under the 2018 Equity Incentive Plan. The compensation committee of our board will determine the participants under the 2018 Equity Incentive Plan.

Shares authorized. 3,000,000 shares of common stock are available for awards granted under the 2018 Equity Incentive Plan, subject to adjustment for stock splits and other similar changes in capitalization. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the 2018 Equity Incentive Plan. As of the first day of each calendar year beginning on or after January 1, 2020, the number of shares available for all awards under the 2018 Equity Incentive Plan will automatically increase by a number equal to the least of (i) 300,000 shares, (ii) five percent (5%) of the number of shares that are issued and outstanding as of that date, or (ii) a lesser number of shares as determined by the compensation committee. To the extent that shares subject to an outstanding award granted under the 2018 Equity Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of an award in cash, then those shares will again be available under the 2018 Equity Incentive Plan. In addition, any shares covered by an award that have been surrendered in connection with the payment of the award exercise or purchase price or in satisfaction of tax withholding obligations incident to the grant, exercise, vesting or settlement of an award will be deemed not to have been issued for purposes of determining the maximum number of shares which may be issued pursuant to all awards under the 2018 Equity Incentive Plan.

Award types. Awards include non-qualified and incentive stock options, stock appreciation rights, bonus shares, restricted stock, restricted stock units, performance units and cash-based awards.

Administration. The compensation committee will interpret and administer the 2018 Equity Incentive Plan. The compensation committee’s interpretation, construction and administration of the 2018 Equity Incentive Plan and all of its determinations thereunder will be conclusive and binding on all persons.

The compensation committee shall have the authority to determine the participants in the 2018 Equity Incentive Plan, the form, amount and timing of any awards, the performance goals, if any, and all other terms and conditions pertaining to any award. The compensation committee may take any action such that (i) any outstanding options and stock appreciation rights become exercisable in part or in full, (ii) all or any portion of a restriction period on any restricted stock or restricted stock units will lapse, (iii) all or a portion of any performance period applicable to any performance-based award will lapse and (iv) any performance measures applicable to any outstanding award will be deemed satisfied at the target level or any other level. Subject to the terms of the 2018 Equity Incentive Plan relating to grants to our executive officers and directors, the compensation committee may delegate some or all of its powers and authority to the Chief Executive Officer and President or other executive officer as the compensation committee deems appropriate.

Stock options and stock appreciation rights. The 2018 Equity Incentive Plan provides for the grant of stock options and stock appreciation rights. Stock options may be either tax-qualified incentive stock options or non-qualified stock options. The compensation committee will determine the terms and conditions to the exercisability of each option and stock appreciation right.

The period for the exercise of a non-qualified stock option or stock appreciation right will be determined by the compensation committee provided that no option may be exercised later than ten years after its date of grant. The exercise price of a non-qualified stock option and the base price of a stock appreciation right will not be less than 100% of the fair market value of a share of our common stock on the date of grant, provided that the base price of a stock appreciation right granted in tandem with an option will be the exercise price of the related option. A stock appreciation right entitles the holder to receive upon exercise, subject to tax withholding in respect of an employee, shares of our common stock, which may be restricted stock, with a value equal to the difference between the fair market value of our common stock on the exercise date and the base price of the stock appreciation right.

Each incentive stock option will be exercisable for not more than 10 years after its date of grant, unless the optionee owns greater than 10% of the voting power of all shares of our capital stock, or a “ten percent holder”, in which case the option will be exercisable for not more than five years after its date of grant. The exercise price of an incentive stock option will not be less than the fair market value of a share of our common stock on its date of grant, unless the optionee is a ten percent holder, in which case the option exercise price will be the price required by the Internal Revenue Code of 1986, as amended, or the “Code”, currently 110% of fair market value.

Upon exercise, the option exercise price may be paid in cash, by the delivery of previously owned shares of our common stock, share withholding or through a cashless exercise arrangement, as permitted by the applicable award agreement. All of the terms relating to the exercise, cancellation or other disposition of an option or stock appreciation right upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the compensation committee.

The compensation committee, without stockholder approval, may (i) reduce the exercise price of any previously granted option or the base appreciation amount of any previously granted stock appreciation right, or (ii) cancel any previously granted option or stock appreciation right at a time when its exercise price or base appreciation amount (as applicable) exceeds the fair market value of the underlying shares, in exchange for another option, stock appreciation right or other award or for cash.

Stock awards. The 2018 Equity Incentive Plan provides for the grant of stock awards. The compensation committee may grant a stock award as a bonus stock award, a restricted stock award or a restricted stock unit award and, in the case of a restricted stock award or restricted stock unit award, the compensation committee may determine that such award will be subject to the attainment of performance measures over an established performance period. All of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the compensation committee.

The agreement awarding restricted stock units will specify whether such award may be settled in shares of our common stock, cash or a combination thereof and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to settlement of a restricted stock unit in shares of our common stock, the holder of a restricted stock unit will have no rights as our stockholder.

Unless otherwise set forth in a restricted stock award agreement, the holder of shares of restricted stock will have rights as our stockholder, including the right to vote and receive dividends with respect to the shares of restricted stock, except that distributions other than regular cash dividends and regular cash dividends with respect to shares of restricted stock subject to performance-based vesting conditions will be held by us and will be subject to the same restrictions as the restricted stock.

Performance unit awards. The 2018 Equity Incentive Plan provides for the grant of performance unit awards. Each performance unit is a right, contingent upon the attainment of performance measures within a specified performance period, to receive a specified cash amount, shares of our common stock or a combination thereof which may be restricted stock, having a fair market value equal to such cash amount. Prior to the settlement of a performance unit award in shares of our common stock, the holder of such award will have no rights as our stockholder with respect to such shares. Performance units will be non-transferable and subject to forfeiture if the specified performance measures are not attained during the specified performance period. All of the terms relating to the satisfaction of performance measures and the termination of a performance period, or the forfeiture and cancellation of a performance unit award upon a termination of employment, whether by reason of disability, retirement, death or any other reason, will be determined by the compensation committee.

Cash-based awards. The 2018 Equity Incentive Plan also provides for the grant of cash-based awards. Each cash-based award is an award denominated in cash that may be settled in cash and/or shares, which may be subject to restrictions, as established by the compensation committee.

Performance goals. Under the 2018 Equity Incentive Plan, the vesting or payment of performance-based awards will be subject to the satisfaction of certain performance goals. The performance goals applicable to a particular award will be determined by the compensation committee at the time of grant. The performance goals may be one or more of the following corporate-wide or subsidiary, division, operating unit or individual measures, stated in either absolute terms or relative terms.

Individual Limits. With respect to non-employee directors, the maximum grant date fair value of shares that may be granted to an individual non-employee director during any fiscal year of the Company is $150,000. In connection with a non-employee director’s commencement of service with the Company, the per person limit set forth in the previous sentence will be $150,000.

Amendment or termination of the 2018 Equity Incentive Plan. The board may amend or terminate the 2018 Equity Incentive Plan as it deems advisable, subject to any requirement of stockholder approval required by law, rule or regulation.

Change of control. In the event of a change of control, our board of directors may, in its discretion, (1) provide that (A) some or all outstanding options and stock appreciation rights will immediately become exercisable in full or in part, (B) the restriction period applicable to some or all outstanding stock awards will lapse in full or in part, (C) the performance period applicable to some or all outstanding awards will lapse in full or in part, and (D) the performance measures applicable to some or all outstanding awards will be deemed to be satisfied at the target or any other level, (2) provide that some or all outstanding awards will terminate without consideration as of the date of the change of control, (3) require that shares of stock of the corporation resulting from such change of control, or a parent corporation thereof, be substituted for some or all of our shares subject to an outstanding award, and/or (4) require outstanding awards, in whole or in part, to be surrendered by the holder, and to be immediately canceled, and to provide for the holder to receive (A) a cash payment in an amount equal to (i) in the case of an option or stock appreciation right, the number of our shares then subject to the portion of such option or stock appreciation right surrendered, whether vested or unvested, multiplied by the excess, if any, of the fair market value of a share of our common stock as of the date of the change of control, over the purchase price or base price per share of our common stock subject to such option or stock appreciation right, (ii) in the case of a stock award, the number of shares of our common stock then subject to the portion of such award surrendered, whether vested or unvested, multiplied by the fair market value of a share of our common stock as of the date of the change of control, and (iii) in the case of a performance unit award, the value of the performance units then subject to the portion of such award surrendered; (B) shares of capital stock of the corporation resulting from such change of control, or a parent corporation thereof, having a fair market value not less than the amount determined under clause (A) above; or (C) a combination of the payment of cash pursuant to clause (A) above and the issuance of shares pursuant to clause (B) above.

Under the 2018 Equity Incentive Plan, a change of control will occur upon: (i) a person’s or entity’s acquisition, other than from us, of beneficial ownership of 50% or more of either our then outstanding shares or the combined voting power of our then outstanding voting securities, but excluding certain acquisitions by the company, its subsidiaries or employee benefit plans, or by a corporation in which our stockholders hold a majority interest; (ii) a reorganization, merger or consolidation of the company if our stockholders do not thereafter beneficially own more than 50% of the outstanding shares or combined voting power of the resulting company, (iii) certain changes to the incumbent directors of our Company, or (iv) a complete liquidation or dissolution of the company or of the sale or other disposition of all or substantially all of our assets; but excluding, in any case, the initial public offering or any bona fide primary or secondary public offering following the occurrence of the initial public offering.

New plan benefits. The benefits that might be received by officers, employees and non-employee directors cannot be determined at this time. All officers, employees and non-employee directors are eligible for consideration to participate in the 2018 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of the April 29, 2019 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our named executive officers and (iv) all directors and executive officers as a group. Shares are beneficially owned when an individual has voting and/or investment power over the shares or could obtain voting and/or investment power over the shares within 60 days of April 29, 2019. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o HyreCar Inc., 355 South Grand Avenue, Suite 1650, Los Angeles, CA 90071.

Name of Beneficial Owner	Number of Shares	Percentage (1)
Executive officers and directors:
Grace Mellis (2)	224,750	1.83%
Abhishek Arora (3)	933,254	7.65%
Joseph Furnari (4)	665,634	5.42%
Brooke Skinner Ricketts (5)	27,187	* %
Scott Brogi (6)	—	—%
Michael Furnari (7)	757,777	6.15%
Henry Park (8)	—	—%
Jayaprakash Vijayan	—	—%
All Officers and Directors as a group (7 persons)	2,608,602	21.27%

5% or greater holders:
ACT Capital Management, LLLP (9)	935,000	7.69%
Portolan Capital Management, LLC (10)	631,134	5.19%

___________

*less than 1%

(1)	As of April 29, 2019, 12,159,929 shares of our common stock were outstanding. Shares of common stock currently issuable or issuable within 60 days of the date of April 29, 2019 are deemed to be outstanding in computing the percentage of beneficial ownership of the person holding such securities, but are not deemed to be outstanding in computing the percentage of beneficial ownership of any other person.

(2)	Includes (i) 86,000 shares of common stock held by Ms. Mellis; and (ii) 138,750 shares of common stock currently issuable or issuable within 60 days of April 29, 2019 pursuant to options held by Ms. Mellis. Excludes 196,250 shares of common stock issuable upon exercise of options held by Ms. Mellis that vest more than 60 days from April 29, 2019.

(3)	Includes (i) 898,254 shares of common stock held by Mr. Arora; and (ii) 35,000 shares of common stock currently issuable or issuable within 60 days of April 29, 2019 pursuant to options held by Mr. Arora. Excludes: (i) 150,000 shares of common stock issuable upon exercise of options held by Mr. Arora that vest more than 60 days from April 29, 2019; and (ii) 400 restricted stock units held by Mr. Arora that vest more than 60 days from April 29, 2019.

(4)	Includes (i) 554,207 shares of common stock held by Mr. Furnari, including shares of restricted stock that vest on April 30, 2019; and (ii) 111,427 shares of common stock currently issuable or issuable within 60 days of April 29, 2019 pursuant to options held by Mr. Furnari. Excludes (i) 237,142 shares of common stock issuable upon exercise of options held by Mr. Furnari that vest more than 60 days from April 29, 2019; and (ii) 400 restricted stock units held by Mr. Furnari that vest more than 60 days from April 29, 2019.

(5)	Includes 27,187 shares of common stock currently issuable or issuable within 60 days of April 29, 2019 pursuant to options held by Ms. Skinner Ricketts. Excludes 120,312 shares of common stock issuable upon exercise of options held by Ms. Skinner Ricketts that vest more than 60 days from April 29, 2019.

(6)	Excludes (i) 300,000 shares of common stock issuable upon exercise of options held by Mr. Brogi that vest more than 60 days from April 29, 2019; and (ii) 400 restricted stock units held by Mr. Brogi that vest more than 60 days from April 29, 2019.

(7)	Includes (i) 589,207 shares of common stock held by Mr. Furnari, including shares of restricted stock that vest on April 30, 2019; (ii) 111,427 shares of common stock currently issuable or issuable within 60 days of April 29, 2019 pursuant to options held by Mr. Furnari; and (iii) 57,143 shares of common stock currently issuable pursuant to warrants held by Mr. Furnari. Excludes (i) 187,142 shares of common stock issuable upon exercise of options held by Mr. Furnari that vest more than 60 days from April 29, 2019; and (ii) 400 restricted stock units held by Mr. Furnari that vest more than 60 days from April 29, 2019.

(8)	Excludes (i) 290,000 shares of common stock issuable upon exercise of options held by Mr. Park that vest more than 60 days from April 29, 2019; and (ii) 400 restricted stock units held by Mr. Park that vest more than 60 days from April 29, 2019.

(9)	Solely based on the Company’s review of filings made on a Schedule 13G with the SEC, ACT Capital Management, LLLP is the beneficial owner of 935,000 shares. Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP. Investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. The address

(10)	Solely based on the Company’s review of filings made on a Schedule 13G with the SEC, 631,134 shares are beneficially owned (i) directly by Portolan Capital Management, LLC, a registered investment adviser, in its capacity as investment manager for various clients, and (ii) indirectly by George McCabe, the Manager of Portolan Capital Management, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions during our fiscal years ended December 31, 2018 and December 31, 2017 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this proxy statement. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

In addition to the executive officer and director compensation arrangements discussed in “Executive Compensation,” the following is a description of all related person transactions that occurred during our fiscal years ended December 31, 2018 and December 31, 2017.

Sale of Promissory Notes and Warrants

On May 1, 2017 we entered into certain Note and Warrant Purchase Agreements whereby we issued and sold to investors, one of whom was Michael Furnari, an officer, promissory notes for an aggregate principal amount of $350,000 together with five-year warrants to purchase up to 200,000 shares of common stock at an exercise price of $2.10 per share. The notes bear no interest and have a maturity date of May 1, 2018. The company issued a promissory note in the principal amount of $100,000 to Mr. Furnari.The Company repaid Mr. Furnari’s note in full.

Sale of Series Seed Preferred

Between August 22, 2016 and February 14, 2017, we sold a total of 1,407,671 shares of our Series Seed Preferred to Abdullah Al Dhowayan, a former director, in exchange for $1,000,000.

Participation in 2017 Private Placement Offering of Common Stock

Starting in June 2017, we undertook a private placement for the sale of common stock for $1.75 per share. During the year ended December 31, 2017, 1,236,588 shares of common stock were sold for gross proceeds of $2,164,029. The father and brother of the company’s Chief Executive Officer and the Chief Business Development Officer purchased an aggregate of 14,800 shares for $25,900 in this offering.  Additionally, Grace Mellis, our Chairman, purchased an aggregate of 86,000 shares for $150,500 in this offering.

Note and Stock Pledge Termination

On May 23, 2018, we issued a bonus to Joseph Furnari and Mike Furnari, each in the amount of $66,812.40, in lieu of the repayment of outstanding indebtedness equal to such amount. This indebtedness was represented by full recourse secured promissory notes used to pay the purchase price for restricted stock awards to these individuals. Our board of directors made this decision to comply with the requirements of Section 402 of the Sarbanes-Oxley Act, which prohibits public companies from extending loans to its executive officers. In connection with such note termination, any collateral securing the performance of the obligations under the notes, including the shares of common stock pledged to us, were released.

Review, Approval or Ratification of Transactions with Related Parties

Our board of directors reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. Prior to this offering, the material facts as to the related party's relationship or interest in the transaction are disclosed to our board of directors prior to their consideration of such transaction, and the transaction is not considered approved by our board of directors unless a majority of the directors who are not interested in the transaction approve the transaction. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party's relationship or interest in the transaction are disclosed to the stockholders, who must approve the transaction in good faith.

Additionally, we adopted a written related party transactions policy that such transactions must be approved by our audit committee or another independent body of our board of directors.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed to the Company by dbbmckennon, the Company’s independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2018	2017
Audit fees (1)	$113,106	47,068
Tax fees (2)	$2,890	0
Total fees	$115,996	47,068

________

(1)	Audit fees consist of fees for professional services performed by dbbmkennon for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters.

(2)	Tax fees consist of fees for professional services performed by dbbmkennon with respect to tax compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our independent registered public accounting firm during the fiscal years ended December 31, 2018 and 2017. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(3)	Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of April, 2019.

HYRECAR INC.

By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer

