Form 10-Q
period 2019-03-31
HyreCar Inc.
filed 2019-05-10
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	HYRE	The Nasdaq Stock Market LLC

As of May 9, 2019, the registrant had 12,214,146 shares of common stock, $0.00001 par value per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our ability to add new customers or increase listings or rentals on our platform;

●	our ability to expand and train our sales and technology teams;

●	the potential benefits of and our ability to maintain our relationships with ridesharing companies, and establish or maintain future collaborations or strategic relationships or obtain additional funding;

●	our marketing capabilities and strategy;

●	our ability to maintain a cost-effective insurance program;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our competitive position, and developments and projections relating to our competitors and our industry;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	the impact of laws and regulations.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HYRECAR INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalent	$6,338,871	$6,764,870
Accounts receivable	152,027	161,177
Deferred offering costs	-	-
Deferred expenses	18,286	20,927
Other current assets	162,955	128,337
Total current assets	6,672,139	7,075,311

Property and equipment, net	12,244	10,613
Intangible assets, net	209,311	221,623
Other assets	95,000	90,000
Total assets	$6,988,694	$7,397,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,037,288	$856,925
Accrued liabilities	637,025	775,857
Insurance reserve	370,461	348,442
Deferred revenue	71,875	53,764
Related party advances	9,629	9,629
Total current liabilities	2,126,278	2,044,617

Total liabilities	2,126,278	2,044,617

Commitments and contingencies (Note 3)	-	-

Stockholders’ equity:
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, 50,000,000 shares authorized, par value $0.00001, 12,191,508 and 11,708,041 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	122	117
Additional paid-in capital	23,064,096	21,857,017
Subscription receivable - related party	(7,447)	(7,447)
Accumulated deficit	(18,194,355)	(16,496,757)
Total stockholders’ equity	4,862,416	5,352,930
Total liabilities and stockholders’ equity	$6,988,694	$7,397,547

See accompanying notes to the unaudited condensed financial statements

HYRECAR INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2019	Three Months ended March 31, 2018

Revenues	$3,510,725	$1,714,183

Cost of revenues	1,559,275	1,290,872

Gross profit	1,951,450	423,311

Operating Expenses:
General and administrative	2,035,552	889,254
Sales and marketing	1,164,791	883,027
Research and development	479,996	225,087
Total operating expenses	3,680,339	1,997,368

Operating loss	(1,728,889)	(1,574,057)

Other (income) expense :
Interest expense	810	161,773
Other (income) expense	(32,101)	31,201
Total other (income) expense	(31,291)	192,974

Net loss	$(1,697,598)	$(1,767,031)

Weighted average shares outstanding - basic and diluted	11,883,460	5,252,953
Weighted average net loss per share - basic and diluted	$(0.14)	$(0.34)

See accompanying notes to the unaudited condensed financial statements

HYRECAR INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription Receivable - Related	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Equity
December 31, 2017	2,429,638	$1,591,886	5,252,953	$52	$2,553,672	$(140,087)	$(5,252,854)	$(1,247,331)
Stock option compensation	-	-	-	-	48,917	-	-	48,917
Stock compensation on forfeitable restricted common stock	-	-	-	-	161,458	-	-	161,458
Interest on subscription receivable	-	-	-	-	347	(347)	-	-
Net loss	-	-	-	-	-	-	(1,767,031)	(1,767,031)
March 31, 2018 (unaudited)	2,429,638	$1,591,886	5,252,953	$52	$2,764,394	$(140,434)	$(7,019,885)	$(2,803,987)

December 31, 2018	-	$-	11,708,041	$117	$21,857,017	$(7,447)	$(16,496,757)	$5,352,930
Stock option compensation	-	-	-	-	219,710	-	-	253,681
Restricted stock unit compensation	-	-	-	-	34,511	-	-	34,511
Warrants exercised	-	-	274,224	3	873,400	-	-	873,403
Stock options exercised	-	-	30,000	-	52,500	-	-	52,500
Shares issued for services	-	-	10,000	-	27,500	-	-	27,500
Warrants exercised – cashless	-	-	169,243	2	(2)	-	-	-
Net loss							$(1,697,598)	(1,697,598)
March 31, 2019 (unaudited)	-	$-	12,191,508	$122	$23,064,096	$(7,447)	$(18,194,355)	$4,862,416

See accompanying notes to the unaudited condensed financial statements

HYRECAR INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2019	Three Months ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,697,598)	$(1,767,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,930	143
Amortization of debt discount	-	103,453
Stock-based compensation	281,181	210,375
Changes in operating assets and liabilities:
Accounts receivable	9,150	8,800
Deferred expense	2,641	(11,894)
Other current assets	(34,618)
Accounts payable	180,363	(344,604)
Accrued liabilities	(138,832)	135,062
Insurance reserve	22,019	-
Deferred revenues	18,111	20,006
Settlement paid	-	(18,333)
Net cash used in operating activities	(1,344,653)	(1,664,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,249)	(3,720)
Deposits and other	(5,000)	(9,540)
Net cash used in investing activities	(7,249)	(13,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	873,403	-
Proceeds from stock options	52,500	-
Proceeds from convertible debt	-	2,318,579
Offering costs	-	(45,121)
Net cash provided by financing activities	925,903	2,273,458

Increase (decrease) in cash and cash equivalents	(425,999)	596,175
Cash and cash equivalents, beginning of period	6,764,870	213,944
Cash and cash equivalents, end of period	$6,338,871	$810,119

Supplemental disclosures of cash flow information:
Cash paid for interest	$810	$3,125
Cash paid for income taxes	$-	$800

Non cash investing and financing activities:
Interest on subscription receivable – related party	$-	$347

See accompanying notes to the unaudited condensed financial statements

HYRECAR INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

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

Initial Public Offering

On June 29, 2018, the Company closed its initial public offering (“IPO”), in which the Company issued and sold 2,520,000 shares of common stock at $5.00 per share for gross proceeds of $12,600,000, before deducting underwriters’ discounts and commissions totaling $1,260,000. Accordingly, net proceeds from the IPO totaled $11,340,000, before deducting offering costs of $569,665.

In connection with the closing of the Company’s IPO, all outstanding shares of convertible preferred stock were converted into 2,429,638 shares of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto that are included in the Company’s Annual Report on Form 10-K.

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

HYRECAR INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Insurance Reserve

The Company records a loss reserve for insurance deductible or damage that the Company pays to car owners based on the Company’s policy in relation to the insurance policy in effect at the time. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment.  The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company.  As of March 31, 2019, and December 31, 2018, $370,461 and $348,442 was included in the accompanying balance sheets related to the loss reserve, respectively, where the expense is reflected in the general and administrative within the statements of operations.

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

HYRECAR INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

The Company generates the majority of its revenue from its ridesharing marketplace that connects vehicle owners and drivers and the related insurance issued for each rental.

The Company also recognizes revenue from other sources such as referrals, motor vehicle record fees (application fees), late rental fees, and other fees charged to drivers in specific situations.

The Company has adopted Accounting Standards Codification Topic 606 (“ASC 606”) – Revenue from Contracts with Customers, as of January 1, 2019 using the modified retrospective method.  The adoption of ASC 606 did not materially impact the way the Company recognizes revenue.

In applying the guidance of ASC 606, the Company 1) identifies the contract with the customer 2) identifies the performance obligations in the contract 3) determines the transaction price, 4) determines if an allocation of that transaction price is required to the performance obligations in the contract, and 5) recognizes revenue when or as the companies satisfies a performance obligation.

Refunds may occur when the driver returns the owner vehicle early based on the terms of the original contract. In limited circumstances, the Company provides contingent consideration in the form of a rebate that is redeemable only if the customer completes a specific level of transaction over a specific time period. In such cases, the rebate or refund obligation is recognized as a reduction of revenues.  The Company defers revenue in all instances when the earnings process is not yet complete.

The following is a breakout of revenue components by subcategory for the three-months ended March 31, 2019 and 2018.

	2019	2018
Insurance and administration fees	$1,766,702	$957,167
Transaction fees	1,259,291	694,938
Other fees	627,292	150,351
Incentives and rebates	(142,560)	(88,263)
Net revenue	$3,510,725	$1,714,193

HYRECAR INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Principal Agent Considerations

The Company evaluates our service offerings to determine if we are acting as the principal or as an agent, which we consider in determining if revenue should be reported gross or net. One of our primary revenue sources is a transaction fee made from a confirmed booking of a vehicle on our platform. Key indicators that we evaluate to reach this determination include:

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

Cost of Revenues

Cost of revenues primarily include direct fees paid for driver insurance premiums, merchant processing fees, and motor vehicle record fees incurred for paid driver applications.

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $335,396 and $407,538 for the years ended March, 2019 and 2018, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalized development and maintenance costs. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance.

Stock-Based Compensation

The Company accounts for stock options issued under ASC 718, Compensation – Stock Compensation. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model.

HYRECAR INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation is included in operating expenses in the statements of operations as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018
General and administrative	$169,238	$182,071
Sales and marketing	99,479	21,711
Research and development	$12,464	$6,593

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the three months ended March 31, 2019 and 2018, there were 2,888,883 and 1,315,490 options or warrants excluded, respectively. As of March 31, 2019, there were 138,800 restricted stock units subject to vesting and 400,000 forfeitable restricted stock shares that vest upon achieving specific performance and strategic milestones, excluded as the effects would be anti-dilutive. As of March 31, 2018, there were 2,429,638 shares of preferred stock convertible into common stock and 264,285 of unvested forfeitable restricted shares common stock not considered outstanding as the effects would be anti-dilutive.

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

The Company has one major customer, Lyft, that accounted for $385,386 and $88,830 of sales for the three month’s ended March 31, 2019 and March 31, 2018 respectively, and accounted for all accounts receivable as of March 31, 2019 and 2018. The Company believes the loss of this customer would not have a negative impact on our operations.

New Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods or services from nonemployees. The Company adopted ASU 2018-07 on January 1, 2019 and the adoption did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company reviewed the provisions of the new standard, but believes it is not applicable to the Company.

HYRECAR INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 due to our status as an emerging growth company, with early adoption permitted. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This new standard will replace all current guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual periods beginning after December 15, 2017 for public business entities and December 15, 2018 for all other entities. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has adopted ASC 606 as of January 1, 2019 using the modified retrospective method and based on our analysis did not have a material effect on revenue recognition.

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

Thereafter, on November 13, 2018, the same two Claimant Founders, initiated two lawsuits in the Superior Court of California, County of San Francisco, entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258.  The complaints for the lawsuits, which were largely duplicative, allege that the Company breached the Settlement Agreement by not allowing the Claimant Founders to sell stock in the initial public offering (“IPO”) of the Company, failing to offer to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders.   The Company strongly disagrees with all of the allegations and intends to vigorously contest both lawsuits.  The Company believes that, at all times, its actions have been consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law.  At this time, the lawsuits are in their early stages and the Company is unable to estimate potential damage exposures, if there are any, related to the lawsuits.

The Company is involved in claims and litigation from time to time in the normal course of business. At March 31, 2019, the Company believes there are no pending matters, except as noted above, that could be expected to have a material adverse effect on the business of the Company, its financial condition, results of operations or cash flows.

HYRECAR INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities for the years ended March 31, 2019 and December 31, 2018 is as follows:

	2019	2018
Accrued payables	$251,470	$452,307
Driver deposit	240,021	192,769
Deferred rent	71,574	73,886
Payroll liabilities	6,662	3,154
Other accrued liabilities	67,298	53,741
Accrued liabilities	$637,025	$775,857

2018 Convertible Notes and Warrants

During the first and second quarter of 2018, pursuant to a securities purchase agreement, the Company issued and sold senior secured convertible promissory notes (the “2018 Convertible Notes”) to accredited investors in the aggregate principal amount of $3,046,281. Gross principal amounts were net of $267,702 withheld, resulting in for net proceeds to the Company of $2,778,579. The Company incurred additional offering costs of $67,882 for a total debt discount of $335,584, which was fully amortized by the IPO date. The 2018 Convertible Notes bore interest at the rate of 13% per annum and were due eight months from the original issue date, which ranged from September to December 2018 (the “Maturity Dates”). The 2018 Convertible Notes provided that the principal and all accrued and unpaid interest on the 2018 Convertible Notes were convertible into shares of common stock at a conversion rate equal to the lesser of $2.5480 per share or seventy percent (70%) of the IPO price per share. Upon pricing the IPO, at the option of the holders, all outstanding principal plus accrued interest underlying the 2018 Convertible Notes was converted into 1,231,165 shares of common stock at a conversion rate of $2.5480.

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

HYRECAR INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Stock Options

In 2016, the Board of Directors adopted the HyreCar Inc. 2016 Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the grant of equity awards to highly qualified personnel, including stock options, restricted stock, stock appreciation rights, and restricted stock units to purchase shares of common stock. Up to 2,227,777 shares of common stock may be issued pursuant to awards granted under the 2016 Plan. The 2016 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

In 2018, the Board of Directors adopted the HyreCar Inc. 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of equity awards to purchase shares of common stock. Up to 3,000,000 shares of common stock may be issued pursuant to awards granted under the 2018 Plan, subject to increases that occur starting in 2021. The 2018 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

During the three months ended March 31, 2019 and 2018, the board of directors approved the grant of 975,000 and 0 stock options to various contractors and employees, respectively. The 2019 granted options had an exercise prices ranging from $3.20, expire in ten years, and vest over four years. The total grant date fair value of these options was approximately $1,762,180 for the three months ended March 31, 2019. The Company used the Black-Scholes option mode to value stock option awards with inputs noted below.

Stock-based compensation expense for stock options for the three months ended March 31, 2019 and 2018 was and $219,170 and $48,917, respectively.

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The range of input assumptions used by the Company, including those used to reevaluate contractor options during the three months ended March 31, 2018, were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018

Expected volatility	45%	45%
Risk-free interest rate	2.61%	2.56%
Expected life in years	6.25	5.25 – 6.00
Expected dividend yield	0%	0%

HYRECAR INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Shares Issued for Services, Restricted Shares and Restricted Stock Units

During the three months ended March 31, 2019, the Company granted 10,000 shares of common stock to one consultant for services based on agreement entered into in January 2019. The Company valued the shares based on the closing price of the Company’s common stock on the date of the agreement and recognized $27,500 in stock-based compensation. Included in the agreement were 400,000 forfeitable restricted stock shares that vest upon achieving specific performance and strategic milestones. Currently, it is not probable the performance and strategic targets will be achieved.

During the three months ended March 31, 2019, the company granted 140,000 restricted stock units to employees of the Company that generally vest between one and four years.

Stock-based compensation related to restricted shares and restricted stock units was of $34,511 and $161,458 during the three months ended March 31, 2019 and 2018, respectively. Unrecognized compensation expense related to the unvested restricted stock units described above is approximately $532,000 as of March 31, 2019 and is expected to be recognized over approximately 2.9 years. During the three months ended March 31, 2019, 1,200 restricted stock units were forfeited.

Warrants

During March 2019 several of warrant holders exercised 274,224 warrants received with the 2018 Convertible Notes (Note 4). Total proceeds from the exercise of warrants was $873,403.

During the three months ended March 31, 2019 several of warrant holders exercised 461,294 warrants in cashless exercises, which resulted in the issuance of 169,243 shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances

From time to time prior to 2017, the Company received advances from related parties for short-term working capital. Such advances are considered short-term and non-interest bearing and due on demand. As of March 31, 2019 and December 31, 2018 $9,629, remained outstanding.

Insurance

The president of the Company’s primary insurance broker, providing gap coverage for vehicles on the platform, when existing policy coverage is not applicable, is also a minority stockholder and holder of 2017 Notes with related warrants. As of March 31, 2019 and December 31, 2018, the Company had outstanding balances to the insurer totaling $196,515 and $275,290, included in accounts payable, respectively. During the three months ended March 31, 2019 and the year ended December 31, 2018 and 2017, the Company paid the insurer approximately $1,347,000 and $1,411,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K, filed with the SEC on March 28, 2019 (our “Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in our Annual Report.

Our Company

We operate in the car sharing marketplace for ride sharing through our proprietary platform. The Company has established a leading presence in Mobility or Transportation as a Service (MaaS) or (TaaS) through vehicle owners and institutions, such as franchise car dealerships, independent car dealerships and rental car companies, who have been disrupted by automotive asset sharing. We are based in Los Angeles, California and car owners and drivers can currently use the platform in all 50 states plus the District of Columbia. We believe our unique revenue opportunity for both owners (“Owners”) and drivers (“Drivers”) is providing a safe, secure, and reliable marketplace.

We categorize our operations into one reportable business segment: Rental, consisting primarily of our vehicle rental operations in the United States.

Business and Trends

We primarily generate revenue by taking a fee from each rental processed on our platform and through insurance related fees. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily, weekly or monthly rental rate, plus a HyreCar Driver fee (10%) and direct insurance costs. Owners receive their rental rate minus a HyreCar Owner fee (15%). For example, assuming the average daily rental rate of a HyreCar vehicle was approximately $35.00 during 2018, this would translate into an average weekly rental rate of $245.00 (“Weekly Rental”), plus a 10% HyreCar Driver fee ($24.50) and direct insurance costs ($91.00), so the total gross billings would have been $360.50. This gross billing amount is charged to the Driver’s account in one lump sum. $208.25 or 85% of the weekly rental is subsequently transferred to the Owner. HyreCar earns revenues from the transaction fee of $61.25 and gross fees from the insurance of $91.00. Accordingly, the U.S. GAAP reportable revenue recognized by HyreCar is $152.25 in this transaction (as detailed in the table below).

Weekly rental	$245.00
HyreCar Driver fee	24.50	(10% of weekly rental)
Direct Insurance	91.00
HyreCar gross billings	360.50
Owner payment	208.25	(85% of weekly rental)
HyreCar revenue	$152.25

*	Rounded and approximate numbers for ease of example, actual numbers vary across different geographies.

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

Gross billings may also be used to calculate net revenue margin, defined as the Company’s U.S. GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar’s net revenue margin is approximately 42-43% (Taking the example above: $152.25 HyreCar’s U.S. GAAP revenue over $360.50 Total Gross Billings). A breakout of revenue components is provided in MD&A and the financial footnotes. The table below sets forth a reconciliation of our U.S. GAAP reported revenues to gross billings for the three months ended March 31, 2019 and 2018:

	Three Months ended March 31, 2019	Three Months ended March 31, 2018
Revenues (U.S. GAAP reported revenues)	$3,510,725	1,714,183
Add: Refunds, rebates and deferred revenue	259,952	384,187
Add: Owner payments (not recorded in financial statements)	4,400,001	2,347,760
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$8,170,678	4,446,130

Our operating results are subject to variability due to seasonality, macroeconomic conditions and other factors. Car rental volumes tend to be associated with driving holidays, where there is an influx of Uber and Lyft demand. Thus far in 2019, we have continued to operate in an uncertain and uneven economic environment marked by heightened geopolitical risks. Nonetheless, we continue to anticipate that demand for vehicle rental and car sharing services will increase in 2019, most likely against a backdrop of modest and uneven global economic growth.

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

During the three months ended March 31, 2019:

●	Net revenues increased 105% or $1.8 million to $3.51 million for the three months ended March 31, 2019 as compared to $1.71 million for the same period the prior year, and 13% sequentially from $3.1 million in the prior quarter. This increase was primarily due to higher rental days, which grew to more than 138,000 during the first quarter.

●	Gross Profit increased 360% or $1.53 million to $1.95 million for the three months ended March 31, 2019, as compared to $0.42 million for the same period the prior year, and 15% sequentially from $1.7 million in the prior quarter. Operating efficiencies due to increasing scale continued to favorably impact our direct costs. As a result, Gross Profit Margin increased to 55.6% for the three months ended March 31, 2019 as compared to 24.7% for the same period the prior year, and 55% sequentially from the prior quarter.

●	Operating Expenses increased 84% to $3.68 million during the three months ended March 31, 2019 as compared to $2.00 million for the same period the prior year, due to increased staffing expenses to support higher revenue levels. This is a 14% or $0.6 million sequential reduction in operating expenses from $4.3 million the prior quarter and includes $0.3 million in non-cash stock-based compensation this quarter.

●	Our Net Loss decreased $0.10 million or 4% to $1.70 million or ($0.14) per share for the three months ended March 31, 2019, as compared to $1.77 million or ($0.34) per share for the same period the prior year, and 37% or $1.0 million sequentially from the fourth quarter of 2018.

●	Cash on the balance sheet decreased by $0.44 million during the first fiscal quarter from $6.78 million at December 31, 2018 to $6.34 million at March 31, 2019 as the Company significantly reduced its quarterly cash burn and had over $6.0 million in our investment account at the end of the first quarter.

Management’s Plan

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Going forward the Company intends to fund its operations through increased cash flow from operations based on increasing revenues through the normal course of business, and as a result of our current capital structure we believe the Company has sufficient resources to operate its business.

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

General and administrative costs include all corporate and administrative functions that support our business. These costs also include stock-based compensation expense, consulting costs, insurance claim payouts, and other costs that are not included in cost of revenues.

Research and development costs are related to activities such as user experience and user interphase development, database development and maintenance, non-capitalizable App development and any technology related expense that improves and maintains the functionality of our existing platform.

Results of Operations

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenues and Gross Profit. Gross profit of $1,951,450, or approximately 55.6%, was realized on revenues totaling $3,510,725 for the three months ended March 31, 2019 as compared to gross profit of $423,311, or approximately 24.7%, realized on revenues totaling $1,714,183 for the three months ended March 31, 2018. The increase in revenues of $1,796,542, or approximately 104.8%, was due to the growth of our business, which resulted from significantly higher rental days as well as the expansion of our sales team and increased marketing expenditures.

Operating Expenses. Operating expenses, consisting of sales and marketing, general and administrative, and research and development expenses, increased by approximately $1,682,971, or approximately 84.3%, to $3,680,339 for the three months ended March 31, 2019, as compared to operating expenses of $1,997,368 for the three months ended March 31, 2018.

The increase in operating expenses resulted primarily from general and administrative expenses which increased by $1,146,298 or 128.9% to $2,035,552 due to an increase in office space, salaries, and operations functions.

Sales and marketing expenses also increased by $281,764 or 31.9% to $1,164,791 due to an increase in on-line advertising and sales employee compensation, which both resulted in significantly higher revenue levels.

The remaining difference is attributable to technology research and development which increased by $254,909 or 113.2% to $479,996 associated with the development and maintenance of our technology platform.

Stock-based compensation included in the three months ended March 31, 2019 and 2018 was $281,181 and $210,375, respectively, an increase of $70,806 or 34%.

Loss from Operations. Our loss from operations for the three months ended March 31, 2019 was ($1,728,889) as compared to a loss from operations of ($1,574,057) for the three months ended March 31, 2018.

Other (Income) Expense. For the three months ended March 31, 2019, interest expense totaled $810 as compared to interest expense of $161,733 for the three months ended March 31, 2018, as a result of the elimination of convertible debt with our IPO in 2018. Interest income totaled $32,101 and $0 for the three months ended March 31, 2019 and in 2018, respectively.

Net Loss. Primarily as a result of the increased operating expenses noted above, together with the interest income earned during 2019, our net loss for the three months ended March 31, 2019 was ($1,697,598) as compared to a net loss for the three months ended March 31, 2018 of ($1,767,031).

Liquidity and Capital Resources

At March 31, 2019, our cash balance totaled $6,338,871 compared to $810,119 at March 31, 2018. This increase was a result of our IPO in which the Company issued and sold 2,520,000 shares of common stock at $5.00 per share for gross proceeds of $12,600,000, before deducting underwriters’ discounts and commissions totaling $1,260,000. Accordingly, net proceeds from the IPO totaled $11,340,000, before deducting offering costs of $569,665, yielding approximately $10.7 million in cash to the Company.

At March 31, 2019, our current assets totaled $6,672,139 and our current liabilities totaled $2,126,278 resulting in working capital of $4,545,861 compared to a working capital deficit of ($2,897,564) at March 31, 2018, which resulted primarily from the former $2,333,142 in convertible debt, which was converted concurrently with the IPO described above.

We do not have any contractual obligations for ongoing capital expenditures at this time.

Operating activities for the three months ended March 31, 2019 resulted in cash outflows of $1,344,653 which were due primarily to the loss for the period of $1,697,590, partially offset by $294,111 in non-cash charges primarily from higher levels of stock-based compensation. Operating activities for the three months ended March 31, 2018 resulted in cash outflows of $1,664,023, which was due primarily to the loss for the period of $1,767,031, partially offset by $313,828 in non-cash charges for stock-based compensation and amortization of a prior debt discount.

Investing activities for the three months ended March 31, 2019 resulted in cash outflows of $2,249 consisting of purchases of property and equipment and investment in internally developed software, reduced by the return of our prior lease deposit. Investing activities for the three months ended March 31, 2018 resulted in cash outflows of $13,260 consisting of net outflows related to our insurance deposit and a deposit under our prior month-to-month lease.

Net cash provided by financing activities for the three months ended March 31, 2019 totaled $925,903 from the exercise of warrants and stock options, compared to net cash provided by financing activities for the three months ended March 31, 2018 which totaled $2,273,458 primarily consisting of $2,318,579 from the sale of convertible debt.

Critical Accounting Policies, Judgments, and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018. Except for our revenue recognition policy that was updated as a result of adopting ASC 606 – Revenue from Contracts with Customers which is included in Note 2 to the financial statements contained within this Form 10-Q, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 13, 2018, two founders of the Company (the “Claimant Founders”), initiated two lawsuits in the Superior Court of California, County of San Francisco, entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258. The complaints for the lawsuits, which were largely duplicative, allege that the Company breached the Settlement Agreement by and between the Company and the Claimant Founders by not allowing the Claimant Founders to sell stock in the initial public offering (“IPO”) of the Company, failing to offer to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders. The Company strongly disagrees with all of the allegations and intends to vigorously contest both lawsuits. The Company believes that, at all times, its actions have been consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law. At this time, the lawsuits are in their early stages and the Company is unable to estimate potential damage exposures, if any, related to the lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On January 3, 2019, we issued 10,000 shares of our common stock to a consultant of the Company in consideration of services to be provided.

During the quarter ended March 31, 2019, we issued 443,467 shares of our common stock upon the exercise of outstanding warrants.

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-225157	3.5	May 23, 2018

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-225157	3.7	May 23, 2018

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan or arrangement.

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyreCar Inc.

Date: May 10, 2019	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

HyreCar Inc.

Date: May 10, 2019	By:	/s/ Scott Brogi
Scott Brogi
Chief Financial Officer (Principal Financial and Accounting Officer)