Form 10-Q
period 2019-06-30
HyreCar Inc.
filed 2019-08-15
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 14, 2019, the registrant had 16,358,586 shares of common stock, $0.00001 par value per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our ability to add new customers or increase listings or rentals on our platform;

●	our ability to expand and train our sales and technology teams;

●	the potential benefits of and our ability to maintain our relationships with ridesharing or automotive companies, and establish or maintain future collaborations or strategic relationships or obtain additional funding;

●	our marketing capabilities and strategy;

●	our ability to maintain a cost-effective insurance program;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our competitive position, and developments and projections relating to our competitors and our industry;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	the impact of laws and regulations.

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

ii

HYRECAR INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalent	$5,086,942	$6,764,870
Accounts receivable	155,659	161,177
Deferred expenses	15,743	20,927
Other current assets	392,143	128,337
Total current assets	5,650,487	7,075,311

Property and equipment, net	10,515	10,613
Intangible assets, net	190,842	221,623
Other assets	95,000	90,000
Total assets	$5,946,844	$7,397,547

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$995,816	$856,925
Accrued liabilities	545,283	775,857
Insurance reserve	610,660	348,442
Deferred revenue	59,319	53,764
Related party advances	9,629	9,629
Total current liabilities	2,220,707	2,044,617

Total liabilities	2,220,707	2,044,617

Stockholders’ equity:
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, 50,000,000 shares authorized, par value $0.00001, 12,331,348 and 11,708,041 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	123	117
Additional paid-in capital	23,976,505	21,857,017
Subscription receivable - related party	(7,447)	(7,447)
Accumulated deficit	(20,243,044)	(16,496,757)
Total stockholders' equity	3,726,137	5,352,930
Total liabilities and stockholders' equity	$5,946,844	$7,397,547

See accompanying notes to condensed financial statements

HYRECAR INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018

Revenues	$3,801,092	$2,273,499	$7,311,817	$3,987,682

Cost of revenues	1,493,987	1,196,547	3,053,262	2,487,419

Gross profit	2,307,105	1,076,952	4,258,555	1,500,263

Operating Expenses:
General and administrative	2,544,152	3,156,479	4,579,704	4,045,733
Sales and marketing	1,272,836	793,196	2,437,627	1,676,223
Research and development	568,657	296,958	1,048,653	522,045
Total operating expenses	4,385,645	4,246,633	8,065,984	6,244,001

Operating loss	(2,078,540)	(3,169,681)	(3,807,429)	(4,743,738)

Other (income) expense:
Interest expense	1,051	1,874,685	1,861	2,036,458
Other (income) expense	(30,902)	(2,081)	(63,003)	29,120
Total other (income) expense	(29,851)	1,872,604	(61,142)	2,065,578

Net loss	$(2,048,689)	$(5,042,285)	$(3,746,287)	$(6,809,316)

Weighted average shares outstanding - basic and diluted	12,206,213	5,456,685	12,030,437	5,355,337
Weighted average net loss per share - basic and diluted	$(0.17)	$(0.92)	$(0.31)	$(1.27)

See accompanying notes to condensed financial statements

HYRECAR INC.

CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription Receivable - Related Parties	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Parties	Deficit	Equity
March 31, 2018 (Unaudited)	2,429,638	$1,591,886	5,252,953	$52	$2,764,394	$(140,434)	$(7,019,885)	$(2,803,987)
Conversion of preferred stock	(2,429,638)	$(1,591,886)	2,429,638	25	1,591,861	-	-	-
Stock option compensation	-	-	-	-	182,379	-	-	182,379
Stock compensation on forfeitable restricted common stock	-	-	274,285	3	1,209,617	-	-	1,209,620
Warrants issued for services	-	-	-		463,000	-	-	463,000
Conversion of convertible debt	-	-	1,231,165	12	3,136,996	-	-	3,137,008
Discount for warrants issued with convertible debt	-	-	-	-	1,107,982	-	-	1,107,982
Discount for beneficial conversion feature on convertible debt	-	-	-	-	368,757	-	-	368,757
Common stock issued for cash	-	-	2,520,000	25	12,599,975	-	-	12,600,000
Offering costs associated with underwriters in public offering	-	-	-	-	(1,260,000)	-	-	(1,260,000)
Offering costs	-	-	-	-	(569,665)	-	-	(569,665)
Warrants issued to placement agent	-	-	-	-	46,600	-	-	46,600
Subscription receivable relieved	-	-	-	-	-	133,042	-	133,042
Net loss	-	-	-	-	-	-	(5,042,285)	(5,042,285)
June 30, 2018 (Unaudited)	-	$-	11,708,041	$117	$21,641,896	$(7,392)	$(12,062,170)	$9,572,451

March 31, 2019 (Unaudited)	-	$-	12,191,508	$122	$23,064,096	$(7,447)	$(18,194,355)	$4,862,416
Stock option compensation	-	-	-	-	297,862	-	-	297,862
RSU compensation	-	-	-	-	67,680	-	-	67,680
Stock option exercised for cash	-	-	27,068	-	19,218	-	-	19,218
Shares issued for services	-	-	105,000	1	527,649	-	-	527,650
Warrants exercised - cashless	-	-	5,259	-	-	-	-	-
Shares issued to investor from prior offering	-	-	2,513	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,048,689)	(2,048,689)
June 30, 2019 (Unaudited)	-	$-	12,331,348	$123	$23,976,505	$(7,447)	$(20,243,044)	$3,726,137

December 31, 2017	2,429,638	$1,591,886	5,252,953	$52	$2,553,672	$(140,087)	$(5,252,854)	$(1,247,331)
Conversion of preferred stock	(2,429,638)	$(1,591,886)	2,429,638	25	1,591,861	-	-	-
Stock option compensation	-	-	-	-	231,296	-	-	231,296
Stock compensation on forfeitable restricted common stock	-	-	274,285	3	1,371,422	-	-	1,371,425
Warrants issued for compensation	-	-	-	-	463,000	-	-	463,000
Conversion of convertible debt	-	-	1,231,165	12	3,136,996	-	-	3,137,008
Discount for warrants issued with convertible debt	-	-	-	-	1,107,982	-	-	1,107,982
Discount for beneficial conversion feature on convertible debt	-	-	-	-	368,757	-	-	368,757
Common stock issued for cash	-	-	2,520,000	25	12,599,975	-	-	12,600,000
Offering costs associated with underwriters in public offering	-	-	-	-	(1,260,000)	-	-	(1,260,000)
Offering costs	-	-	-	-	(569,665)	-	-	(569,665)
Warrants issued to placement agent	-	-	-	-	46,600	-	-	46,600
Subscription receivable relieved	-	-	-	-	-	133,042	-	133,042
Interest on subscription receivable	-	-	-	-	-	(347)	-	(347)
Net loss	-	-	-	-	-	-	(6,809,316)	(6,809,316)
June 30, 2018 (Unaudited)	-	$-	11,708,041	$117	$21,641,896	$(7,392)	$(12,062,170)	$9,572,451

December 31, 2018	-	$-	11,708,041	$117	$21,857,017	$(7,447)	$(16,496,757)	$5,352,930
Stock option compensation	-	-	-	-	517,032	-	-	517,032
RSU compensation	-	-	-	-	102,191	-	-	102,191
Stock options exercised for cash	-	-	57,068	-	71,718	-	-	71,718
Shares issued for services	-	-	115,000	1	555,149	-	-	555,150
Warrants exercised	-	-	274,224	3	873,400	-	-	873,403
Warrants exercised - cashless	-	-	174,502	2	(2)	-	-	-
Shares issued to investor from prior offering	-	-	2,513	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,746,287)	(3,746,287)
June 30, 2019 (Unaudited)	-	$-	12,331,348	$123	$23,976,505	$(7,447)	$(20,243,044)	$3,726,137

See accompanying notes to condensed financial statements

HYRECAR INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2019	Six Months ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,746,287)	$(6,809,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,086	392
Amortization of debt discount	-	1,515,191
Interest expense on beneficial conversion feature	-	368,757
Stock-based compensation	910,548	2,065,721
Changes in operating assets and liabilities:
Accounts receivable	5,518	(19,800)
Deferred expense	5,184	23,568
Other current assets	19	-
Accounts payable	138,891	561,268
Accrued liabilities	(230,574)	400,003
Insurance reserve	262,218	-
Deferred revenues	5,555	(22,758)
Settlement paid	-	(24,444)
Net cash used in operating activities	(2,616,842)	(1,941,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,207)	(4,194)
Deposits and other	(5,000)	35,460
Net cash used in investing activities	(6,207)	31,266

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	873,403	-
Proceeds from exercise of stock options	71,718	-
Proceeds from common stock issued for cash in public offering	-	12,600,000
Offering costs associated with underwriters in public offering	-	(1,260,000)
Offering costs	-	(637,547)
Proceeds from convertible debt	-	2,778,579
Repayment of note payable	-	(50,000)
Receipt of subscription receivable	-	132,695
Net cash provided by financing activities	945,121	13,563,727

Increase (decrease) in cash and cash equivalents	(1,677,928)	11,653,575
Cash and cash equivalents, beginning of period	6,764,870	213,944
Cash and cash equivalents, end of period	$5,086,942	$11,867,519

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$61,380
Cash paid for income taxes	$-	$2,600

Non cash investing and financing activities:
Interest of subscription receivable		$347
Discount on debt with warrants	$-	$1,107,982
Discount from beneficial conversion feature	$-	$368,757
Preferred stock converted to common stock	$-	$1,591,886
Conversion of convertible debt and interest	$-	$3,137,008

See accompanying notes to condensed financial statements

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

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

Management’s Plans

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Going forward the Company intends to fund its operations through increased revenue and cash flow from operations and the funds raised from its initial and secondary public offerings, and as a result we believe the Company has sufficient resources to operate its business.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Insurance Reserve

The Company records a loss reserve for insurance deductible or damage that the Company pays to car owners based on the Company’s policy in relation to the insurance policy in effect at the time. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment.  The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company.  As of June 30, 2019, and December 31, 2018, $610,660 and $348,442 was included in the accompanying balance sheets related to the loss reserve, respectively, where the expense is reflected in the general and administrative within the statements of operations.

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

In applying the guidance of ASC 606, the Company 1) identifies the contract with the customer 2) identifies the performance obligations in the contract 3) determines the transaction price, 4) determines if an allocation of that transaction price is required to the performance obligations in the contract, and 5) recognizes revenue when or as the Company satisfies a performance obligation.

Refunds may occur when the driver returns the owner vehicle early based on the terms of the original contract or cancels the rental prior to completing the exchange. In limited circumstances, the Company provides contingent consideration in the form of a rebate that is redeemable only if the customer completes a specific level of transactions over a specific time period. In such cases, the rebate or refund obligation is recognized as a reduction of revenues.  The Company defers revenue in all instances when the earnings process is not yet complete.

The following is a breakout of revenue components by subcategory for the three and six months ended June 30, 2019 and 2018:

	Three Months ended June 30, 2019	Three Months ended June 30, 2018	Six Months ended June 30, 2019	Six Months ended June 30, 2018
Insurance and administration fees	$1,775,063	$1,237,443	$3,541,765	$2,194,610
Transaction fees	1,512,593	834,163	2,771,884	1,529,101
Other fees	630,578	294,165	1,257,871	444,506
Incentives and rebates	(117,142)	(92,272)	(259,703)	(180,535)
Net revenue	$3,801,092	$2,273,499	$7,311,817	$3,987,682

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

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

We have determined that we act as the agent in the transaction for vehicle bookings, as we are not the primary obligor of the arrangement and receive a fixed percentage of the transaction fee. Therefore, revenue is recognized on a net basis.

For other fees such as insurance, referrals, and motor vehicle records (application fees), we have determined revenue should be recorded on a gross basis. In such arrangements, the Company sets pricing, has risk of economic loss, has certain credit risk, provides support services related to these transactions, and has decision making ability about service providers used.

Cost of Revenues

Cost of revenues primarily include direct fees paid for driver insurance, merchant processing fees, and motor vehicle record fees incurred for paid driver applications as well as hosting and platform-related technology costs.

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $760,430 and $635,277 for the six months ended June 30, 2019 and 2018, respectively.

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

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation is included in the statements of operations as follows:

	Three months ended June 30, 2019	Three Months ended June 30, 2018	Six months ended June 30, 2019	Six Months ended June 30, 2018
General and administrative	$506,936	$1,708,917	$676,174	$1,890,988
Sales and marketing	70,634	105,034	170,113	126,745
Research and development	$51,797	$41,395	$64,261	$47,988

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. As of June 30, 2019 and 2018, the securities summarized below, which entitle the holders thereof to acquire shares of common stock, were excluded from the calculation of earnings per share, as their effect would be anti-dilutive.

	June 30, 2019	June 30, 2018
Stock options and warrants	2,748,525	2,526,856
Restricted stock units	156,900	-
Forfeitable restricted common stock	100,000	825,000
Total	3,005,425	3,351,856

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

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

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

The Company is involved in claims and litigation from time to time in the normal course of business. At June 30, 2019, the Company believes there are no pending matters, except as noted above, that could be expected to have a material adverse effect on the business of the Company, its financial condition, results of operations or cash flows

Other

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

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities for the periods ending June 30, 2019 and December 31, 2018 is as follows:

	2019	2018
Accrued payables	$156,707	$452,307
Driver deposit	298,081	192,769
Deferred rent	19,876	73,886
Payroll liabilities	4,353	3,154
Other accrued liabilities	66,266	53,741
Accrued liabilities	$545,283	$775,857

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

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

During the six months ended June 30, 2019 and 2018, the board of directors approved the grant of 1,050,000 and 289,000 stock options to various contractors and employees, respectively. The 2019 granted options had exercise prices ranging from $3.20 to $5.53, expire in ten years, and generally vest between two (2) and four (4) years. The total grant date fair value of stock options during the six months ended June 30, 2019 was approximately $1,946,281. The Company used the Black-Scholes option mode to value stock option awards with inputs noted below during each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Expected volatility	45%	45%	45%	45%
Risk-free interest rate	2.39%	2.67%	2.51%	2.67%
Expected life in years	5.56	5.39 – 6.25	5.56 – 6.25	5.39 – 6.25
Expected dividend yield	0%	0%	0%	0%

Stock-based compensation expense for stock options for the three months ended June 30, 2019 and 2018 was $297,862 and $182,379, respectively, and $517,032 and $231,296 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the total estimated remaining stock-based compensation expense for unvested stock options is $2,184,258 which is expected to be recognized over a weighted average period of 2.7 years.

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

Management estimated the fair value of common stock prior to the IPO date by looking at a market approach which takes into consideration past sales of our common and preferred stock, as well Company developments to date.

Shares Issued for Services, Restricted Shares and Restricted Stock Units

During the six months ended June 30, 2019, the Company granted 105,000 shares of common stock in exchange for legal and consulting services provided by two service providers. The Company valued the grants at $527,650 based on the closing price of the Company’s common stock on the grant date. Of this amount $263,825 was recognized as a prepaid as a retainer for legal services and the remaining portion was recognized as stock-based compensation.

During the six months ended June 30, 2019, the Company granted 10,000 shares of common stock to one consultant for services based on agreement entered into in January 2019. The Company valued the shares based on the closing price of the Company’s common stock on the date of the agreement and recognized $27,500 in stock-based compensation. Included in that agreement were 400,000 restricted stock units that vest upon achieving specific performance and strategic milestones. Currently, it is probable that neither the performance nor the strategic targets will be achieved. During the six months ended June 30, 2019, as a result of milestones not being achieved, 300,000 of the consultant’s performance based restricted stock units were forfeited.

During the six months ended June 30, 2019, the company granted 165,000 restricted stock units to employees and a Board of Directors member of the Company that generally vest between one and four years.

During the six months ended June 30, 2018, the Company granted 264,285 shares of restricted stock to three consultants for services which fully vested upon the IPO.

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

Stock-based compensation related to restricted shares and restricted stock units noted above was $67,680 and $1,209,967 during the three months ended June, 2019 and 2018, respectively. Stock-based compensation related to restricted shares and restricted stock units was $102,191 and $1,371,425 during the six months ended June 30, 2019 and 2018, respectively.

Unrecognized compensation expense related to the unvested restricted stock units described above is approximately $578,227 as of June 30, 2019 and is expected to be recognized over approximately 1.6 years. During the six months ended June 30, 2019, 8,100 restricted stock units were forfeited.

Warrants

During March 2019 several warrant holders exercised 274,224 warrants received with the 2018 Convertible Notes (Note 4). Total proceeds from the exercise of warrants was $873,403.

During the six months ended June 30, 2019 several warrant holders exercised an aggregate of 470,062 warrants in cashless exercises, which resulted in the issuance of 174,502 shares of common stock.

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances

From time to time prior to 2017, the Company received advances from related parties for short-term working capital. Such advances are considered short-term and non-interest bearing and due on demand. As of June 30, 2019 and December 31, 2018, a balance of $9,629 remained outstanding.

Insurance

The president of the Company’s primary insurance broker, providing gap coverage for vehicles on the platform, when existing policy coverage is not applicable, is also a minority stockholder. As of June 30, 2019 and December 31, 2018, the Company had outstanding balances to the insurer totaling $150,409 and $275,290, included in accounts payable, respectively. During the six months ended June 30, 2019 and 2018, the Company paid the insurer $2,513,157 and $2,370,946 respectively.

NOTE 7 – SUBSEQUENT EVENTS

Follow-On Public Offering

On July 23, 2019 and July 29, 2019, the Company closed its follow-on public offering, in which the Company issued and sold 4,025,000 shares of common stock at $3.00 per share for gross proceeds of $12,075,000, before deducting underwriters’ discounts and commissions totaling $603,750. Accordingly, net proceeds from the offering totaled $11,471,250, before deducting other offering costs of approximately $414,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2018 included in our final prospectus for our initial public offering of our common stock filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) of the Securities Act on June 28, 2018, which we refer to as the Prospectus. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

Our Company

We operate in the car sharing marketplace for ride sharing through our proprietary platform. The Company has established a leading presence in Mobility as a Service (MaaS) through vehicle owners and institutions, such as franchise car dealerships, independent car dealerships and rental car companies, who have been disrupted by automotive asset sharing. We are based in Los Angeles, California and car owners and drivers currently use the platform in all 50 states plus Washington, D.C. Our unique revenue opportunity for both owners and drivers is providing a safe, secure, and reliable marketplace.

We categorize our operations into one reportable business segment: Rental, consisting primarily of our vehicle rental operations in the United States.

Business and Trends

We primarily generate revenue by taking fees from each rental processed on our platform. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily rental rate, plus a 10% HyreCar fee and direct insurance costs. During the quarter ended June 30, 2019 we added two additional service levels (“Standard” and “Premium” tiers in addition to the original “Basic” tier, with higher revenue shares for the Company associated with higher liability coverage for entities) in response to car owner requests. As a result, car owners receive their rental rate minus a 15-25% HyreCar fee depending on the service tier selected by the car owner. For example, if the average rental rate of a HyreCar vehicle during 2019 was $30.00 per day or $210.00 per week (a “Weekly Rental”), plus a 10% HyreCar fee ($21.00) and direct insurance costs, the total gross billings would be $332.00. This gross billing amount is charged to a Driver’s account in one lump sum. Assuming the Standard service tier (80/20 split) $168.00 or 80% of the rental rate is subsequently transferred to the Owner. HyreCar earns revenues from the balance of the $322.00 marketplace transaction, or $154.00, and accordingly this is the U.S. GAAP reportable revenue recognized by us in this transaction (as detailed in the table below).

Weekly rental	$210.00
HyreCar Driver fee	21.00	(10% of weekly rental)
Direct Insurance	91.00
HyreCar gross billings	322.00
Owner payment	168.00	(80% of weekly rental)
HyreCar revenue	$154.00

*	Rounded and approximate numbers for ease of example. Actuals vary across geography.

Non-U.S. GAAP Financial Measure – Gross Billings and Adjusted Earnings

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

Gross billings may also be used to calculate net revenue margin, defined as the Company’s U.S. GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar’s net revenue margin is approximately 45-48% (Taking the example above: $154.00 HyreCar’s U.S. GAAP revenue over $322.00 Total Gross Billings). A breakout of revenue components is provided in MD&A and the financial footnotes. The table below sets forth a reconciliation of our U.S. GAAP reported revenues to gross billings for the three and six months ended June 30, 2019 and 2018:

	Three Months ended June 30, 2019	Three Months ended June 30, 2018	Six Months ended June 30, 2019	Six Months ended June 30, 2018
Revenues (U.S. GAAP reported revenues)	$3,801,092	$2,273,499	$7,311,817	$3,987,682
Add: Refunds, rebates and deferred revenue	261,831	146,811	521,783	530,998
Add: Owner payments (not recorded in financial statements)	4,115,549	2,773,457	8,515,550	5,121,217
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$8,178,472	$5,193,767	$16,349,150	$9,639,897

Adjusted Earnings (or Loss) is another important measure by which we evaluate and manage our business. We define Adjusted Earnings as the Earnings without any adjustments for non-cash consideration paid for stock-based compensation to employees or vendors.

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

During the three months ended June 30, 2019:

●	Net revenues increased 67.2%, or $1.5 million, to $3.8 million for the three months ended June 30, 2019, as compared to $2.3 million for the same period in the prior year, and 8.3% sequentially from $3.5 million in the prior quarter. This increase was primarily due to a higher net rental margin from the new service tiers. as well as more rental days which grew to approximately 140,000 during the quarter.

●	Gross Profit increased 114.2%, or $1.2 million, to $2.3 million for the three months ended June 30, 2019, as compared to $1.1 million for the same period in the prior year, and 18.2% sequentially from $2.0 million in the prior quarter. Operating efficiencies due to increasing scale continued to favorably impact our direct costs. As a result, Gross Profit Margin increased to 60.7% for the three months ended June 30, 2019, as compared to 47.4% for the same period the prior year, and 55.6% sequentially from the prior quarter.

●	Operating Expenses increased 3.3% to $4.4 million during the three months ended June 30, 2019 as compared to $4.2 million for the same period in the prior year, due to increased staffing expenses and insurance payouts to support higher revenue levels. This is a 19.2% or $0.7 million sequential increase in operating expenses from $3.7 million the prior quarter, but does include $0.6 million in non-cash stock-based compensation this quarter up from $0.3 million the prior quarter.

●	Our net loss decreased by $3.0 million, or 59.4%, to $2.0 million, or ($0.17), per share for the three months ended June 30, 2019, as compared to $5.0 million or ($0.92) per share for the same period in the prior year. This is a 20.7% or $0.3 million sequential decrease in net loss from the prior quarter.

●	Our Adjusted Loss was $1.4 million or ($0.11) per share for the three months ended June 30, 2019, as compared to $1.4 million or ($0.12) per share for the same period in the prior year.

●	Cash and cash equivalents on the balance sheet of $5.1 million at June 30, 2019 represented a decrease of $1.3 million from $6.3 million at the prior quarter end March 31, 2019 and a decrease by $1.7 million during the first half of the fiscal year from $6.8 million at December 31, 2018, as the Company significantly reduced its cash burn. Subsequent to the follow-on offering completed in July 2019, the Company had approximately $15.0 million in cash and cash equivalents as of July 31, 2019.

Management’s Plan

We have incurred operating losses since inception and historically relied on debt and equity financing for working capital. Going forward, the Company intends to fund its operations through increased revenue and cash flow from operations and the funds raised from its initial and follow-on public offerings, and as a result we believe the Company has sufficient resources to operate its business.

Components of Our Results of Operations

The following describes the various components that make up our results of operations, discussed below.

Revenue is earned from fees associated with matching Drivers to Owners of idle cars that meet the strict requirements imposed by ride-sharing services such as Uber and Lyft on Drivers. A Driver will typically rent a car through one transaction via our on-line marketplace. The Company also recognizes revenue from other sources such as referrals, motor vehicle record fees (application fees), late rental fees, and other fees charged to drivers in specific situations.

Cost of revenues primarily includes direct fees paid for driver insurance, merchant processing fees, and motor vehicle record fees incurred for paid driver applications as well as hosting and platform-related technology cost.

Sales and marketing costs include advertising (both on-line and off-line channels), brand awareness activities, conference attendance, conference sponsorship, business development, and wages to sales and marketing staff.

General and administrative costs include all corporate and administrative functions that support our business. These costs also include stock-based compensation expenses, consulting costs, and other costs that are not included in cost of revenues.

Research and development costs are related to activities such as user experience and user interphase development, database development and maintenance, and any technology related expense that improves and maintains the functionality of our existing platform.

Other income/expense includes non-operating income and expenses, including interest income and expense.

Results of Operations

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Revenues and Gross Profit. Net revenues totaling $3,801,092 for the three months ended June 30, 2019 were generated compared to revenues totaling $2,273,499 for the three months ended June 30, 2018, and gross profit of $2,307,105, or approximately 60.7%, was realized for the three months ended June 30, 2019 compared to $1,076,952, or approximately 47.4% for the three months ended June 30, 2019. The increase in revenues of $1,527,593, or approximately 67.2%, was due to the growth of our business, which resulted from significantly higher rental days as well as the expansion of our sales and marketing efforts.

Operating Expenses. Operating expenses, consisting of sales and marketing, general and administrative, and research and development expenses, increased by approximately $139,012, or approximately 3.3%, to $4,385,645 for the three months ended June 30, 2019, as compared to operating expenses of $4,246,633 for the three months ended June 30, 2018.

The increase in operating expenses resulted primarily from higher sales, marketing and insurance expenses, while general and administrative expenses decreased by $612,327, or 19.4%, to $2,544,152 due to lower stock-based compensation costs.

Sales and marketing expenses increased by $479,640 or 60.5% to $1,272,836 due to an increase in on-line advertising and sales employee compensation, which both yielded significantly higher revenue levels.

The remaining difference is attributable to technology research and development which increased by $271,699, or 91.5%, to $568,657 associated with the development and maintenance of our technology platform.

Stock-based compensation included in the three months ended June 30, 2019 and 2018 was $629,367 and $1,855,346, respectively, a decrease of $1,225,979, or 66.1%.

Loss from Operations. Our loss from operations for the three months ended June 30, 2019 was ($2,078,540) as compared to a loss from operations of ($3,169,681) for the three months ended June 30, 2018.

Other (Income) Expense. For the three months ended June 30, 2019, interest expense totaled $1,051 as compared to interest expense of $1,874,685 for the three months ended June 30, 2018. The decrease was a result of the elimination of debt and the interest charges for beneficial conversion features on convertible debt and the amortization of debt discounts from the 2018 IPO. Interest income totaled $30,902 and $2,081 for the three months ended June 30, 2019 and in 2018, respectively.

Net Loss. Primarily as a result of the increased operating expenses noted above, together with the interest income earned during 2019, our net loss for the three months ended June 30, 2019 was ($2,048,689) as compared to a net loss for the three months ended June 30, 2018 of ($5,042,285).

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Revenues and Gross Profit. Net Revenue totaling $7,311,817 was generated for the six months ended June 30, 2019 compared to $3,987,682 for the same period the prior year. The increase in revenues of $3,324,135, or approximately 83.4%, was due to the growth of our business, which resulted from the expansion of our sales team, increased marketing expenditures and brand awareness. Gross profit of $4,258,555, or approximately 58.2%, was generated for the six months ended June 30, 2019 as compared to gross profit of $1,500,263, or approximately 37.6%, for the six months ended June 30, 2018. The increase in gross profit of $2,758,292, or approximately 184.9%, was due to the growth of our business, which resulted from the expansion of our sales team, increased marketing expenditures and brand awareness.

Operating Expenses. Operating expenses, consisting of research and development, sales and marketing and general and administrative expenses, increased by approximately $1,821,983, or approximately 29.2%, to $8,065,984 for the six months ended June 30, 2019 from $6,244,001 for the six months ended June 30, 2018. The increase in operating expenses related to the expansion of our sales and technology teams which, in turn, resulted in an increase in sales. Our sales and marketing expenses increased by $761,404 to $2,437,627 which is attributable to an increase in on-line advertising, increased sales contractors and compensation. Our general and administrative expenses increased by $533,971 to $4,579,704 representing an increase in facilities and infrastructure, sales and support salaries, and insurance claims. The remaining difference is attributable to research and development associated with an expanded in-house team to expand on our core technology platform. Stock-based compensation included in the six months ended June 30, 2019 and 2018 was $910,548 and $2,065,721, respectively, a decrease of $1,155,173.

Loss from Operations. Our loss from operations for the six months ended June 30, 2019 was $3,807,429 as compared to $4,743,738 for the six months ended June 30, 2018. The decreased loss during 2019 is a direct result of the revenue increasing more rapidly than underlying operating expenses.

Other (Income) Expense. For the six months ended June 30, 2019, interest expense totaled $1,861 as compared to interest expense of $2,036,458 for the six months ended June 30, 2018. The decrease was a result of the elimination of debt and the interest charges for beneficial conversion features on convertible debt and the amortization of debt discounts from the 2018 IPO.

Net Loss. Primarily as a result of the increased operating expenses noted above our net loss for the six months ended June 30, 2019 was $3,746,287 as compared to a net loss for the six months ended June 30, 2018 of $6,809,316, an improvement of $3,063,029, or 45.0%.

Liquidity and Capital Resources

At June 30, 2019, our cash balance totaled $5,086,942 compared to $6,764,870 at December 31, 2018. This decrease was a result of additional operating expenses to continue to scale the business.

At June 30, 2019, our current assets totaled $5,650,487 and our current liabilities totaled $2,220,708 resulting in working capital of $3,429,779 compared to $5,030,694 at December 31, 2018.

Operating activities for the six months ended June 30, 2019 resulted in cash outflows of $2,616,842 which were due primarily to the loss for the period of $3,746,287, partially offset by $910,548 in stock-based compensation, compared to cash used in operating activities of $1,941,418, which was due primarily to the loss for the period of $6,809,316 partially offset by $2,065,721 in stock-based compensation and $1,515,191 in amortization of a debt discount for the same period the prior year.

Investing activities for the six months ended June 30, 2019 resulted in a net cash outflow of $6,207 compared to a cash inflow of $31,266 for the same period the prior year. We do not have any contractual obligations for ongoing capital expenditures at this time.

Net cash provided by financing activities for the six months ended June 30, 2019 totaled $945,121 and primarily included net proceeds from the exercise of warrants and stock options, compared to net cash provided of $13,563,727 primarily from the $12,600,000 IPO and the $2,778,579 convertible debt offering in in the same period the prior year. Subsequent to the follow-on offering completed in July 2019, the Company had approximately $15.0 million in cash and cash equivalents as of July 31, 2019.

Critical Accounting Policies, Judgments and Estimates

 A description of critical accounting policies and estimates is disclosed in Note 2 to our financial statements appearing in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the six months ended June 30, 2019, we issued 448,726 shares of our common stock upon the exercise of outstanding warrants.

In June 2019, we issued 5,000 shares of our common stock to a consultant of the Company in consideration of services to be provided.

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

HyreCar Inc.

Date: August 15, 2019	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

HyreCar Inc.

Date: August 15, 2019	By:	/s/ Scott Brogi
Scott Brogi
Chief Financial Officer (Principal Financial and Accounting Officer)