Form 10-Q
period 2019-09-30
HyreCar Inc.
filed 2019-11-06
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2019, the registrant had 16,387,171 shares of common stock, $0.00001 par value per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our ability to add new customers or increase listings or rentals on our platform;

●	our ability to expand and train our sales and technology teams;

●	the potential benefits of and our ability to maintain our relationships with ridesharing or automotive companies, and establish or maintain future collaborations or strategic relationships or obtain additional funding;

●	our marketing capabilities and strategy;

●	our ability to maintain a cost-effective insurance program;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our competitive position, and developments and projections relating to our competitors and our industry;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	the impact of applicable laws and regulations.

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

References to HyreCar

Throughout this Quarterly Report on Form 10-Q, the “Company,” “HyreCar,” “we,” “us,” and “our” refers to HyreCar Inc. and its subsidiaries. Our “board of directors” refers to the board of directors of HyreCar Inc.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalent	$13,143,893	$6,764,870
Accounts receivable	169,476	161,177
Deferred expenses	11,924	20,927
Other current assets	226,645	128,337
Total current assets	13,551,938	7,075,311

Property and equipment, net	9,827	10,613
Intangible assets, net	172,374	221,623
Other assets	95,000	90,000
Total assets	$13,829,139	$7,397,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,059,669	$856,925
Accrued liabilities	490,569	775,857
Insurance reserve	640,637	348,442
Deferred revenue	45,737	53,764
Related party advances	9,629	9,629
Total current liabilities	2,246,241	2,044,617

Total liabilities	2,246,241	2,044,617

Commitments and contingencies (Note 3)

Stockholder’s Equity
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, 50,000,000 shares authorized, par value $0.00001, 16,372,171 and 11,708,041 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	164	117
Additional paid-in capital	35,455,890	21,857,017
Subscription receivable - related party	(7,447)	(7,447)
Accumulated deficit	(23,865,709)	(16,496,757)
Total stockholders’ equity	11,582,898	5,352,930
Total liabilities and stockholders’ equity	$13,829,139	$7,397,547

See accompanying notes to condensed financial statements

HYRECAR INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$3,710,272	$2,685,952	$11,022,089	$6,673,634

Cost of revenues	1,372,338	1,235,702	4,425,600	3,723,121

Gross profit	2,337,934	1,450,250	6,596,489	2,950,513

Operating Expenses:
General and administrative	3,189,040	1,210,436	7,768,744	5,256,169
Sales and marketing	2,271,892	1,421,363	4,709,519	3,097,586
Research and development	560,242	587,966	1,608,895	1,110,011
Total operating expenses	6,021,174	3,219,765	14,087,158	9,463,766

Operating loss	(3,683,240)	(1,769,515)	(7,490,669)	(6,513,253)

Other (income) expense
Interest expense	639	3,261	2,500	2,039,719
Other (income) expense	(61,214)	14,909	(124,217)	44,029
Total other (income) expense	(60,575)	18,170	(121,717)	2,083,748

Net loss	$(3,622,665)	$(1,787,685)	$(7,368,952)	$(8,597,001)

Weighted average shares outstanding - basic and diluted	15,323,776	11,708,041	13,140,280	7,496,175
Weighted average net loss per share - basic and diluted	$(0.24)	$(0.15)	$(0.56)	$(1.15)

See accompanying notes to condensed financial statements

HYRECAR INC.

Condensed Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription Receivable - Related	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Parties	Deficit	Equity (Deficit)
June 30, 2018 (Unaudited)	-	$-	11,708,041	$117	$21,641,896	$(7,392)	$(12,062,170)	$9,572,451
Stock option compensation	-	-	-	-	86,722	-	-	86,722
Net loss	-	-	-	-	-	-	(1,787,685)	(1,787,685)
September 30, 2018 (Unaudited)	-	$-	11,708,041	$117	$21,728,618	$(7,392)	$(13,849,855)	$7,871,488

June 30, 2019 (Unaudited)	-	$-	12,331,348	$123	$23,976,505	$(7,447)	$(20,243,044)	$3,726,137
Stock option compensation	-	-	-	-	272,074	-	-	272,074
RSU compensation	-	-	-	-	102,734	-	-	102,734
Stock options exercised	-	-	13,635	1	9,740	-	-	9,741
Stock options exercised - cashless	-	-	2,188	-	-	-	-	-
Common stock issued for cash	-	-	4,025,000	40	12,074,960	-	-	12,075,000
Offering costs	-	-	-	-	(980,123)	-	-	(980,123)
Net loss	-	-	-	-	-	-	(3,622,665)	(3,622,665)
September 30, 2019 (Unaudited)	-	$-	16,372,171	$164	$35,455,890	$(7,447)	$(23,865,709)	$11,582,898

December 31, 2017	2,429,638	$1,591,886	5,252,953	$52	$2,553,672	$(140,087)	$(5,252,854)	$(1,247,331)
Conversion of preferred stock	(2,429,638)	$(1,591,886)	2,429,638	25	1,591,861	-	-	-
Stock option compensation	-	-	-	-	318,018	-	-	318,018
Stock compensation on forfeitable restricted common stock	-	-	274,285	3	1,371,422	-	-	1,371,425
Conversion of convertible debt	-	-	1,231,165	12	3,136,996	-	-	3,137,008
Discount for warrants issued with convertible debt	-	-	-	-	1,107,982	-	-	1,107,982
Discount for beneficial conversion feature on convertible debt	-	-	-	-	368,757	-	-	368,757
Common stock issued for cash	-	-	2,520,000	25	12,599,975	-	-	12,600,000
Offering costs associated with underwriters in public offering	-	-	-	-	(1,260,000)	-	-	(1,260,000)
Offering Costs	-	-	-	-	(569,665)	-	-	(569,665)
Warrants issued for services	-	-	-	-	463,000	-	-	463,000
Warrants issued to placement agent	-	-	-	-	46,600	-	-	46,600
Subscription receivable relieved						133,042		133,042
Interest on subscription receivable	-	-	-	-	-	(347)	-	(347)
Net loss	-	-	-	-	-	-	(8,597,001)	(8,597,001)
September 30, 2018 (Unaudited)	-	$-	11,708,041	$117	$21,728,618	$(7,392)	$(13,849,855)	$7,871,488

December 31, 2018	-	$-	11,708,041	$117	$21,857,017	$(7,447)	$(16,496,757)	$5,352,930
Stock option compensation	-	-	-	-	789,106	-	-	789,106
RSU compensation	-	-	-	-	204,925	-	-	204,925
Shares issued for services	-	-	115,000	1	555,149	-	-	555,150
Warrants exercised	-	-	274,224	3	873,400	-	-	873,403
Warrants exercised - cashless	-	-	174,502	2	(2)	-	-	-
Shares issued to investor in prior offering	-	-	2,513	-	-	-	-	-
Stock options exercised	-		70,703	1	81,458	-	-	81,459
Stock options exercised - cashless	-	-	2,188	-	-	-	-	-
Common stock issued for cash	-	-	4,025,000	40	12,074,960	-	-	12,075,000
Offering costs	-	-	-	-	(980,123)	-	-	(980,123)
Net loss	-	-	-	-	-	-	(7,368,952)	(7,368,952)
September 30, 2019 (Unaudited)	-	$-	16,372,171	$164	$35,455,890	$(7,447)	$(23,865,709)	$11,582,898

See accompanying notes to condensed financial statements

HYRECAR INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,368,952)	$(8,597,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,243	623
Amortization of debt discount	-	1,515,191
Interest expense on beneficial conversion feature	-	368,757
Stock-based compensation	1,485,181	2,152,443
Changes in operating assets and liabilities:	-	-
Accounts receivable	(8,299)	(87,600)
Deferred expense	9,003	21,165
Other current assets	(34,308)	(57,091)
Accounts payable	202,744	(434,917)
Accrued liabilities	(285,288)	375,841
Insurance reserve	292,195	-
Deferred revenues	(8,027)	(3,116)
Settlement paid	-	(24,444)
Net cash used in operating activities	(5,664,508)	(4,770,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,208)	(4,194)
Internally developed software	-	(67,689)
Deposits and other	(5,000)	35,460
Net cash used in investing activities	(6,208)	(36,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	12,075,000	12,600,000
Proceeds from exercise of warrants	873,403	-
Proceeds from exercise of stock options	81,459	-
Offering costs associated with underwriters in public offering	(753,750)	(1,260,000)
Offering costs	(226,373)	(637,547)
Repayment of note payable	-	(50,000)
Repayment of note payable - related parties	-	(300,000)
Receipt of subscription receivable	-	132,695
Proceeds from convertible debt	-	2,778,579
Net cash provided by financing activities	12,049,739	13,263,727

Increase in cash and cash equivalents	6,379,023	8,457,155
Cash and cash equivalents, beginning of period	6,764,870	213,944
Cash and cash equivalents, end of period	$13,143,893	$8,671,099

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$64,414
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Interest on subscription receivable	$-	$347
Discount from beneficial conversion feature	$-	$368,757
Preferred stock converted to common stock	$-	$1,591,886
Conversion of convertible debt and interest	$-	$3,136,996
Discount on debt with warrants	$-	$1,107,982

See accompanying notes to condensed financial statements

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

HyreCar Inc. (“HyreCar,” the “Company,” “we,” “us” or “our”) was incorporated on November 24, 2014 (“Inception”) in the State of Delaware. The Company’s headquarters is located in Los Angeles, California. The Company is a web-based marketplace that allows car and fleet owners to rent their idle cars to Uber and Lyft drivers safely, securely and reliably. The financial statements of HyreCar Inc. are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Initial Public Offering

On June 29, 2018, the Company closed its initial public offering (“IPO”), in which the Company issued and sold 2,520,000 shares of common stock at $5.00 per share for gross proceeds of $12,600,000, net of underwriters’ discounts and commissions totaling $1,260,000. Accordingly, net proceeds from the IPO totaled $11,340,000, before deducting offering costs of $569,665.

In connection with the closing of the Company’s IPO, all outstanding shares of the Company’s convertible preferred stock were converted into 2,429,638 shares of common stock.

Follow-On Public Offering

On July 23, 2019 and July 29, 2019, the Company closed its follow-on public offering, in which the Company issued and sold 4,025,000 shares of common stock at $3.00 per share for gross proceeds of $12,075,000, before deducting underwriters’ discounts and commissions totaling $603,750 and reimbursable expenses of $150,000. Accordingly, net proceeds from the offering totaled $11,321,250. In connection with the offering, we paid additional offering costs of $226,373.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three and nine-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto that are included in the Company’s Annual Report on Form 10-K.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Insurance Reserve

The Company records a loss reserve for insurance deductible or damage that the Company pays to car owners based on the Company’s policy in relation to the insurance policy in effect at the time. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment.  The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company.  As of September 30, 2019, and December 31, 2018, $640,637 and $348,442 was included in the accompanying balance sheets related to the loss reserve, respectively, where the expense is reflected in the general and administrative within the statements of operations.

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

Offering Costs

The Company accounts for offering costs in accordance with Accounting Standards Codification (“ASC”) 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs were capitalized as deferred offering costs on the balance sheet. The deferred offering costs are netted against the proceeds of the offering in stockholders’ equity   or the related debt, as applicable.

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

The following is a breakout of revenue components by subcategory for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Insurance and administration fees	$1,848,524	$1,307,094	$5,390,289	$3,501,704
Transaction fees	1,614,001	866,144	4,385,885	2,395,245
Other fees	382,361	581,469	1,640,232	1,025,974
Incentives and rebates	(134,614)	(68,755)	(394,317)	(249,289)
Net revenue	$3,710,272	$2,685,952	$11,022,089	$6,673,634

Insurance and transaction fees are charged to a driver in a single transaction. Drivers currently do not have an option to decline insurance at any point during the transaction.

Principal-Agent Considerations

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

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

We have determined we act as the agent in the transaction for vehicle bookings, as we are not the primary obligor of the arrangement and receive a fixed percentage of the transaction fee. Therefore, revenue is recognized on a net basis and included in the above table as transaction fees.

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

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $1,888,931 and $1,338,714 for the nine months ended September 30, 2019 and 2018, respectively.

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

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation is included in the statements of operations as follows. See Note 5 for equity transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative	$479,308	$60,861	$1,155,482	$1,951,849
Sales and marketing	71,233	37,259	241,346	164,004
Research and development	$24,092	$(11,397)	$88,353	$36,591

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. As of September 30, 2019 and 2018, the securities summarized below, which entitle the holders thereof to acquire shares of common stock, were excluded from the calculation of earnings per share, as their effect would be anti-dilutive.

	September 30,
	2019	2018
Stock options and warrants	2,754,945	2,792,356
Restricted stock units	351,900	-
Forfeitable restricted common stock	100,000	825,000
Total	3,206,845	3,617,356

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This new standard replaces all current guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual periods beginning after December 15, 2017 for public business entities and December 15, 2018 for all other entities. The standard could have been applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has adopted ASC 606 as of January 1, 2019 using the modified retrospective method and based on our analysis did not have a material effect on revenue recognition.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Settlement and Legal

On November 13, 2018, two founders of the Company (the “Claimant Founders”), initiated two lawsuits in the Superior Court of California, County of San Francisco, entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258. The complaints for the lawsuits, which were largely duplicative, allege that the Company breached the Settlement Agreement by and between the Company and the Claimant Founders by not allowing the Claimant Founders to sell stock in the initial public offering (“IPO”) of the Company, failing to offer to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders. The Company strongly disagrees with all of the allegations and intends to vigorously contest both lawsuits. The Company believes that, at all times, its actions have been consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law. Pursuant to a motion brought by the Company, the two lawsuits have been joined for pretrial and trial purposes. The joined litigation is in the discovery phase. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation.

The Company is involved in claims and litigation from time to time in the normal course of business. At September 30, 2019, the Company believes there are no pending matters, except as noted above, that could be expected to have a material adverse effect on the business of the Company, its financial condition, results of operations or cash flows.

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities for the periods ending September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Accrued payables	$246,368	$452,307
Driver deposit	176,675	192,769
Deferred rent	9,938	73,886
Payroll liabilities	-	3,154
Other accrued liabilities	57,588	53,741
Accrued liabilities	$490,569	$775,857

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

There are currently no shares of preferred stock issued and outstanding.

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

During the nine months ended September 30, 2019 and 2018, the board of directors approved the grant of 1,125,000 and 557,500 stock options to various contractors and employees, respectively. The 2019 granted options had exercise prices ranging from $3.20 to $5.53, expire in ten years, and generally vest between two (2) and four (4) years. The total grant date fair value of stock options during the nine months ended September 30, 2019 and 2018 was approximately $2,077,801 and $972,681, respectively. The Company used the Black-Scholes option mode to value stock option awards with inputs noted below during each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Expected volatility	45%	45%	45%	45%
Risk-free interest rate	1.73%	2.47%	1.73 – 2.61%	2.60%
Expected life in years	5.56	6.25	5.56 – 6.25	5.39 – 6.25
Expected dividend yield	0%	0%	0%	0%

Stock-based compensation expense for stock options for the three months ended September 30, 2019 and 2018 was $272,074 and $86,722, respectively, and $789,106 and $318,018 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the total estimated remaining stock-based compensation expense for unvested stock options is $2,043,704 which is expected to be recognized over a weighted average period of 2.5 years.

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

During the nine months ended September 30, 2019, the Company issued 70,703 shares of common stock for stock options that were exercised for cash and 2,188 shares of common stock for stock options that were exercised in cashless transactions. Proceeds from these exercises totaled $81,459. There were no such exercises during the nine-months ended September 30, 2018.

Shares Issued for Services, Restricted Shares and Restricted Stock Units

During the nine months ended September 30, 2019, the Company granted 105,000 common shares in exchange for legal and consulting services provided by two service providers. The Company valued the grants at $527,650 based on the closing price of the Company’s common stock on the grant date. As of September 30, 2019 there was $64,000 recognized as a prepaid as a retainer for legal services and the remainder portion was recognized as stock-based compensation.

During the nine months ended September 30, 2019, the Company issued 10,000 shares of common stock to one consultant for services based on agreement entered into in January 2019. The Company valued the shares based on the closing price of the Company’s common stock on the date of the agreement and recognized $27,500 in stock-based compensation. Included in the agreement were 400,000 forfeitable restricted stock shares that vest upon achieving specific performance and strategic milestones. Currently, it is not probable the performance and strategic targets will be achieved. During the nine months ended September 30, 2019, 300,000 of the performance restricted stock shares were forfeited.

During the nine months ended September 30, 2019, the company granted 360,000 restricted stock units to employees and two members of our board of directors that generally vest between one and four years.

During the nine months ended September 30, 2018, the Company granted 264,285 shares of restricted stock to three consultants for services which fully vested upon the IPO.

During the nine months ended September 30, 2018 the Company also granted 10,000 shares of restricted common stock to a consultant for services which fully vested upon the IPO. In addition, the Company also agreed to issue the consultant an aggregate of 825,000 shares of restricted common stock with the issuance of 275,000 shares of restricted common stock upon each of three milestones. Each of the three milestones has a specific target in which the Company must meet or exceed which include i) gross bookings of rentals, ii) average daily active rentals, or iii) market capitalization. As of September 30, 2019, it is not probable the performance metrics will be met and therefore no compensation expense has been recognized as no shares of restricted common stock have been issued.

Stock-based compensation related to restricted shares and restricted stock units noted above was $102,734 and $0 during the three months ended September, 2019 and 2018, respectively. Stock-based compensation related to restricted shares and restricted stock units was $204,925 and $1,371,425 during the nine months ended September 30, 2019 and 2018, respectively.

Unrecognized compensation expense related to the unvested restricted stock units described above is approximately $1,090,142 as of September 30, 2019 and is expected to be recognized over approximately 2.2 years. During the nine months ended September 30, 2019, 8,100 restricted stock units were forfeited.

Warrants

During March 2019 several warrant holders exercised 274,224 warrants received with the 2018 Convertible Notes (Note 4). Total proceeds from the exercise of warrants was $873,403.

During the nine months ended September 30, 2019 several warrant holders exercised an aggregate of 470,062 warrants in cashless exercises, which resulted in the issuance of 174,502 shares of common stock.

HYRECAR INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances

From time to time prior to 2017, the Company received advances from related parties for short-term working capital. Such advances are considered short-term and non-interest bearing and due on demand. As of September 30, 2019 and December 31, 2018, a balance of $9,629 remained outstanding.

Insurance

The president of the Company’s primary insurance broker, providing gap coverage for vehicles on the platform, when existing policy coverage is not applicable, is also a minority stockholder and holder of 2017 Notes with related warrants. As of September 30, 2019 and December 31, 2018, the Company had outstanding liabilities to the insurer totaling $109,606 and $275,290, included in accrued expenses, respectively. During the nine months ended September 30, 2019 and September 30,2018, the Company paid the insurer $3,643,196, and $3,357,305 respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2018 included in our most recent Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q.

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

Business and Trends

We primarily generate revenue by taking fees from each rental processed on our platform. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily rental rate, plus a 10% HyreCar fee and direct insurance costs. During the three months ended September 30, 2019 we provided three service levels (“Standard” and “Premium” tiers in addition to the original “Basic” tier, with higher revenue shares for the Company associated with higher liability coverage for entities) in response to car owner requests. As a result, car owners receive their rental rate minus a 15-25% HyreCar fee depending on the service tier selected by the car owner. For example, if the average rental rate of a HyreCar vehicle during 2019 was $30.00 per day or $210.00 per week (a “Weekly Rental”), plus a 10% HyreCar fee ($21.00) and direct insurance costs, the total gross billings would be $322.00. This gross billing amount is charged to a Driver’s account in one lump sum. Assuming the Standard service tier (80/20 split) $168.00 or 80% of the rental rate is subsequently transferred to the Owner. HyreCar earns revenues from the balance of the $322.00 marketplace transaction, or $154.00, and accordingly this is the U.S. GAAP reportable revenue recognized by us in this transaction (as detailed in the table below).

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

Quarterly Rental Days

($ in millions)

Gross billings may also be used to calculate net revenue margin, defined as the Company’s U.S. GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar’s net revenue margin is approximately 45-48% (Taking the example above: $154.00 HyreCar’s U.S. GAAP revenue over $322.00 Total Gross Billings). A breakout of revenue components is provided in MD&A and the financial footnotes. The table below sets forth a reconciliation of our U.S. GAAP reported revenues to gross billings for the three and nine months ended September 30, 2019 and 2018:

	Three Months ended September 30, 2019	Three Months ended September 30, 2018	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
Revenues (U.S. GAAP reported revenues)	$3,710,272	$2,685,952	$11,022,089	$6,673,634
Add: Refunds, rebates and deferred revenue	330,574	166,985	852,357	697,983
Add: Owner payments (not recorded in financial statements)	4,263,545	3,059,177	12,779,095	8,180,394
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$8,304,391	$5,912,114	$24,653,541	$15,552,011

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

During the period ended September 30, 2019:

●	Net revenues increased 38.2%, or $1.0 million, to $3.7 million for the three months ended September 30, 2019, as compared to $2.7 million for the same period in the prior year, but decreased 2.4% sequentially from $3.8 million in the prior quarter. While booking revenue increased 4.3% during the quarter as net rental days increased to approximately 146,000 in the third quarter from approximately 140,000 in the second quarter, a reduction in referral revenue from the rideshare network companies (including Uber and Lyft) caused in part by reduced driver incentive commissions offered by such companies after their initial public offerings, reduced the Company’s net revenue.

●	Gross Profit increased 61.2%, or $0.9 million, to $2.3 million for the three months ended September 30, 2019, as compared to $1.5 million for the same period in the prior year, and 1.3% sequentially from $2.3 million in the prior quarter. Operating efficiencies due to increasing scale continued to favorably impact our direct costs and as a result, Gross Profit Margin increased to 63.0% for the three months ended September 30, 2019, as compared to 54.0% for the same period the prior year, and 60.7% sequentially from the prior quarter.

●	Operating Expenses increased 87.0% to $6.0 million during the three months ended September 30, 2019 as compared to $3.2 million for the same period in the prior year, due to increased staffing expenses, marketing and insurance claims payments. This does include $0.6 million in non-cash stock-based compensation this quarter, up from $0.1 million the prior year. This is a 37.3% or $1.6 million sequential increase in operating expenses from $4.4 million the prior quarter.

●	Our Net loss increased by $1.8 million, or 103.6%, to $3.6 million, or ($0.24), per share for the three months ended September 30, 2019, as compared to $1.8 million or ($0.15) per share for the same period in the prior year and $2.1 million or ($0.17) per share for the prior quarter.

●	Our Adjusted Loss was $3.0 million or ($0.20) per share for the three months ended September 30, 2019 after excluding $0.6 million in non-cash charges, as compared to $1.7 million or ($0.14) per share for the same period in the prior year.

●	Cash and cash equivalents on the balance sheet of $13.1 million at September 30, 2019 represented an increase of $8.0 million from $5.1 million at the prior quarter end June 30, 2019 and an increase of $6.4 million during the first half of the fiscal year from $6.8 million at December 31, 2018, as the Company completed a follow-on public offering in July 2019.

Management’s Plan

We have incurred operating losses since inception and historically relied on debt and equity financing for working capital. Going forward, the Company intends to fund its operations through increased revenue and cash flow from operations and the funds raised from its initial and follow-on public offerings, and as a result we believe the Company has sufficient resources to operate its business for the foreseeable future.

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

Results of Operations

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Revenues and Gross Profit. Net revenues totaling $3,710,272 for the three months ended September 30, 2019 were generated compared to revenues totaling $2,685,952 for the three months ended September 30, 2018, and gross profit of $2,337,934, or approximately 63.0%, was realized for the three months ended September 30, 2019 compared to $1,450,250, or approximately 54.0% for the three months ended September 30, 2018. The increase in revenues of $1,024,320, or approximately 38.2%, was due to the growth of our business resulting from significantly higher rental days.

Operating Expenses. Operating expenses, consisting of sales and marketing, general and administrative, and research and development expenses, increased by approximately $2,801,409, or approximately 87.0%, to $6,021,174 for the three months ended September 30, 2019, as compared to operating expenses of $3,219,765 for the three months ended September 30, 2018. General and administrative expenses increased by $1,978,604, or 163.5%, to $3,189,040 due primarily to higher non-cash stock-based compensation costs. Sales and marketing expenses increased by $850,529 or 59.8% to $2,271,892 due to an increase in digital advertising and sales employee compensation, which both helped drive higher revenue levels. The difference is attributable to technology research and development which decreased by $27,724, or 4.7%, to $560,242 associated with the development and maintenance of our technology platform. Stock-based compensation included in the three months ended September 30, 2019 and 2018 was $574,633 and $86,722, respectively, an increase of $487,911, or 563%.

Loss from Operations. Our loss from operations for the three months ended September 30, 2019 was ($3,683,240) as compared to a loss from operations of ($1,769,515) for the three months ended September 30, 2018.

Other (Income) Expense. For the three months ended September 30, 2019, net other income totaled $60,575 as compared to net other expense of $9,939 for the three months ended September 30, 2018. The improvement was the result of higher cash deposits at financial institutions.

Net Loss. Primarily as a result of the increased operating expenses noted above, together with the interest income earned during 2019, our net loss for the three months ended September 30, 2019 was $3,622,665 as compared to a net loss for the three months ended September 30, 2018 of $1,787,685.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Revenues and Gross Profit. Net Revenue totaling $11,022,089 was generated for the nine months ended September 30, 2019 compared to $6,673,634 for the same period the prior year. The increase in revenues of $4,348,455, or approximately 65.2%, was due to the growth of our business, which resulted from increased brand awareness resulting from increased marketing expenditures and the expansion of our sales team. Gross profit of $6,596,489, or approximately 59.8%, was generated for the nine months ended September 30, 2019 as compared to gross profit of $2,950,513, or approximately 44.2%, for the nine months ended September 30, 2018. The increase in gross profit of $3,645,976, or approximately 123.6%, was due to the growth of our business resulted from increased brand awareness as well as a higher contribution margin from the new revenue tiers added during 2019.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development technology expenses, increased by 48.9% or $4,623,392 to $14,087,158 for the nine months ended September 30, 2019 from $9,463,766 for the nine months ended September 30, 2018. The increase in operating expenses related to the expansion of our sales and marketing spends which, in turn, resulted in our increase in sales. Our sales and marketing expenses increased by $1,611,933 or 52.0% to $4,709,519 in the period which is primarily attributable to an increase in digital marketing and sales compensation. Our general and administrative expenses increased by $2,512,575 or 47.8% to $7,768,744 in the period representing an increase in infrastructure, employee benefit and insurance costs. The increase in cost for research and development is associated with an expanded in-house team to expand on our core technology platform, with costs increasing by $498,884 or 44.9% to $1,608,895 in the period. Stock-based compensation included in the nine months ended September 30, 2019 and 2018 was $1,485,181 and $2,152,443, respectively, a decrease of $667,262.

Loss from Operations. Our loss from operations for the nine months ended September 30, 2019 was $7,490,669 as compared to $6,513,253 for the nine months ended September 30, 2018. The increased loss during 2019 is a result of increased marketing expenses associated with expanding car supply.

Other (Income) Expense. For the nine months ended September 30, 2019, net other income totaled $121,717 as compared to net other expense of $2,083,748 for the nine months ended September 30, 2018. The decrease was a result of the elimination of debt and the interest charges on convertible debt and the amortization of debt discounts for the 2018 IPO.

Net Loss. Primarily as a result of the increased operating expenses noted above our net loss for the nine months ended September 30, 2019 was $7,368,952 as compared to a net loss for the nine months ended September 30, 2018 of $8,597,001, a year over year improvement of $1,228,049, or 14.3%.

Liquidity and Capital Resources

At September 30, 2019, our cash balance totaled $13,143,893 compared to $6,764,870 at December 31, 2018. This increase was primarily the result of completion of the follow-on offering in July 2019.

At September 30, 2019, our current assets totaled $13,551,938 and our current liabilities totaled $2,246,241 resulting in working capital of $11,305,697 compared to $5,030,694 at December 31, 2018.

Operating activities for the nine months ended September 30, 2019 resulted in cash outflows of $5,664,508 which were due primarily to the loss for the period of $7,368,952, partially offset by $1,485,181 in stock-based compensation, compared to cash used in operating activities of $4,770,149, which was due primarily to the loss for the period of $8,597,001 partially offset by $2,152,443 in stock-based compensation and $1,515,191 in amortization of a debt discount for the same period the prior year.

Investing activities for the nine months ended September 30, 2019 resulted in a net cash outflow of $6,208 compared to a cash outflow of $36,423 for the same period the prior year. We do not have any contractual obligations for ongoing capital expenditures at this time.

Net cash provided by financing activities for the nine months ended September 30, 2019 totaled $12,049,739 and primarily included the $12,075,000 secondary public equity offering in July 2019, compared to net cash provided of $13,263,727 primarily from the $12,600,000 initial public offering in June 2018 and the $2,778,579 convertible debt offering in in the same period the prior year.

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

Emerging Growth Company Status

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that .

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 13, 2018, two founders of the Company (the “Claimant Founders”), initiated two lawsuits in the Superior Court of California, County of San Francisco, entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258. The complaints for the lawsuits, which were largely duplicative, allege that the Company breached the Settlement Agreement by and between the Company and the Claimant Founders by not allowing the Claimant Founders to sell stock in the initial public offering (“IPO”) of the Company, failing to offer to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders. The Company strongly disagrees with all of the allegations and intends to vigorously contest both lawsuits. The Company believes that, at all times, its actions have been consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law. Pursuant to a motion brought by the Company, the two lawsuits have been joined for pretrial and trial purposes. The joined litigation is in the discovery phase. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation..

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2019, we issued 10,000 shares of common stock to one consultant for services rendered.

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

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

HyreCar Inc.

Date: November 6, 2019	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Scott Brogi
Scott Brogi
Chief Financial Officer (Principal Financial and Accounting Officer)