Form 10-Q
period 2020-03-31
HyreCar Inc.
filed 2020-05-14
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 14, 2020, the registrant had 17,295,835 shares of common stock, $0.00001 par value per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our ability to add new customers or increase listings or rentals on our platform;

●	the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows;

●	our ability to expand and train our sales teams;

●	the potential benefits of and our ability to maintain our relationships with ridesharing companies, and establish or maintain future collaborations or strategic relationships or obtain additional funding;

●	our marketing capabilities and strategy;

●	our ability to maintain a cost-effective insurance program;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our competitive position, and developments and projections relating to our competitors and our industry;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	the impact of laws and regulations.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HYRECAR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalent	$7,822,967	$10,657,140
Accounts receivable	78,549	84,680
Other current assets	361,788	379,425
Total current assets	8,263,304	11,121,245

Property and equipment, net	8,450	9,138
Intangible assets, net	135,436	153,905
Other assets	95,000	95,000
Total assets	$8,502,190	$11,379,288

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,879,113	$2,232,629
Accrued liabilities	884,998	903,912
Insurance reserve	1,453,257	1,332,892
Deferred revenue	54,244	64,808
Related party advances	9,629	9,629
Total current liabilities	5,281,241	4,543,870

Total liabilities	5,281,241	4,543,870

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, 50,000,000 shares authorized, par value $0.00001, 16,473,335 and 16,393,171 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	164	164
Additional paid-in capital	36,301,582	35,857,835
Subscription receivable - related party	(7,447)	(7,447)
Accumulated deficit	(33,073,350)	(29,015,134)
Total stockholders’ equity	3,220,949	6,835,418
Total liabilities and stockholders’ equity	$8,502,190	$11,379,288

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2020	Three Months ended March 31, 2019

Revenues	$5,780,413	$3,510,725

Cost of revenues	3,605,301	2,015,048

Gross profit	2,175,112	1,495,677

Operating Expenses:
General and administrative	3,228,172	1,579,779
Sales and marketing	2,290,172	1,164,791
Research and development	743,813	479,996
Total operating expenses	6,262,157	3,224,566

Operating loss	(4,087,045)	(1,728,889)

Other (income) expense
Interest expense	19	810
Other income	(29,648)	(32,101)
Total other income	(29,629)	(31,291)

Loss before provision for income taxes	(4,057,416)	(1,697,598)

Provision for income taxes	800	-

Net loss	$(4,058,216)	$(1,697,598)

Weighted average shares outstanding - basic and diluted	16,424,969	11,883,460
Weighted average net loss per share - basic and diluted	$(0.25)	$(0.14)

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription Receivable - Related	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Equity
December 31, 2018	-	$-	11,708,041	$117	$21,857,017	$(7,447)	$(16,496,757)	$5,352,930
Stock option compensation	-	-	-	-	219,170	-	-	219,170
Restricted stock unit compensation	-	-	-	-	34,511	-	-	34,511
Warrants exercised	-	-	274,224	3	873,400	-	-	873,403
Stock options exercised	-	-	30,000	-	52,500	-	-	52,500
Shares issued for services	-	-	10,000	-	27,500	-	-	27,500
Warrants exercised – cashless	-	-	169,243	2	(2)	-	-	-
Net loss							$(1,697,598)	(1,697,598)
March 31, 2019 (unaudited)	-	$-	12,191,508	$122	$23,064,096	$(7,447)	$(18,194,355)	$4,862,416

December 31, 2019	-	$-	16,393,171	$164	$35,857,835	$(7,447)	$(29,015,134)	$6,835,418
Stock option compensation	-	-	-	-	252,072	-	-	252,072
Restricted stock unit compensation	-	-	-	-	163,100	-	-	163,100
Warrants exercised	-	-			-	-	-	-
Stock options exercised	-	-	40,869	-	28,575	-	-	28,575
Stock options exercised – cashless	-	-	2,645	-	-	-	-	-
Shares issued for vested restricted stock units	-	-	36,650	-	-	-	-	-
Net loss							$(4,058,216)	(4,058,216)
March 31, 2020 (unaudited)	-	$-	16,473,335	$164	$36,301,582	$(7,447)	$(33,073,350)	$3,220,949

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31, 2020	Three Months ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,058,216)	$(1,697,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,157	12,930
Stock-based compensation	415,172	281,181
Changes in operating assets and liabilities:
Accounts receivable	6,131	9,150
Deferred expense	-	2,641
Other current assets	17,637	(34,618)
Accounts payable	646,484	180,363
Accrued liabilities	(18,914)	(138,832)
Insurance reserve	120,365	22,019
Deferred revenues	(10,564)	18,111
Net cash used in operating activities	(2,862,748)	(1,344,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,249)
Deposits and other	-	(5,000)
Net cash used in investing activities	-	(7,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	873,403
Proceeds from stock options	28,575	52,500
Net cash provided by financing activities	28,575	925,903

Decrease in cash and cash equivalents	(2,834,173)	(425,999)
Cash and cash equivalents, beginning of period	10,657,140	6,764,870
Cash and cash equivalents, end of period	$7,822,967	$6,338,871

Supplemental disclosures of cash flow information:
Cash paid for interest	$19	$810
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

HyreCar Inc. (which may be referred to herein as “HyreCar,” the “Company,” “we,” “us” or “our”) was incorporated on November 24, 2014 (“Inception”) in the State of Delaware. The Company’s headquarters are located in Los Angeles, California. The Company operates a web-based marketplace that allows car and fleet owners to rent their cars to Uber, Lyft and other gig economy service drivers safely, securely and reliably. The consolidated financial statements of HyreCar Inc. are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, the remaining capital raised through the Follow-On Public Offering and cash received on April 13, 2020 through a Paycheck Protection Plan Loan (“PPP Loan”) for $2,004,175. Based on the revenue and margin impact of the COVID-19 novel coronavirus (“COVID-19”) situation, we have adjusted many of the variable expenses which make up a significant portion of our entire cost structure and continue to adjust other operating costs appropriate for the situation. The PPP Loan, in addition to our existing capital and the ability to reduce expense levels further if necessary, depending on the duration of the COVID-19 situation, causes us to continue to believe the Company has sufficient resources to continue as a going concern.

Basis of Presentation – Unaudited Interim Financial Information

The unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim consolidated balance sheet. The financial data and the other information disclosed in these notes to the interim consolidated financial statements related to the three month periods are unaudited. Unaudited interim consolidated results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2019 and notes thereto that are included in the Company’s Annual Report on Form 10-K.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s most significant estimates and judgments involve recognition of revenue and estimates for future contingent customer incentive obligations, calculating insurance reserves, the measurement of the Company’s stock-based compensation, and allowance for doubtful accounts.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Insurance Reserve

The Company records a loss reserve for insurance deductible or physical damage that the Company pays to car owners based on the Company’s policy in relation to the insurance policy in effect at the time. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company. As of March 31, 2020 and December 31, 2019, $1,453,257 and $1,332,892 was included in the accompanying consolidated balance sheets, respectively, related to the loss reserve, where the expense is included in costs of revenues.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

The Company generates the majority of its revenue from its ridesharing marketplace that connects vehicle owners and drivers and the related insurance issued for each rental.

The Company also recognizes revenue from other sources such as referrals, motor vehicle record fees (application fees), late rental fees, dealership subscription fees, and other fees charged to drivers in specific situations.

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

The following is a breakout of revenue components by subcategory for the three-months ended March 31, 2020 and 2019.

	2020	2019
Insurance and administration fees	$2,873,843	$1,766,702
Transaction fees	2,558,295	1,259,291
Other fees	507,477	627,292
Incentives and rebates	(159,202)	(142,560)
Net revenue	$5,780,413	$3,510,725

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For other fees such as insurance, referrals, motor vehicle records (application fees), and dealer subscription we have determined revenue should be recorded on a gross basis. In such arrangements, the Company sets pricing, has risk of economic loss, has certain credit risk, provides support services related to these transactions, and has decision making ability about service providers used.

Cost of Revenues

Cost of revenues primarily include direct fees paid for insurance to cover the vehicle driver and owner, insurance claim payments based on the policy in effect at the time of loss, merchant processing fees, technology and hosting costs, and motor vehicle record fees incurred for paid driver applications. General liability insurance that covers corporate risk from activity on our platform is included in general and administrative costs.

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $785,228 and $335,396 for the three months ended March 31, 2020 and 2019, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalized development and maintenance costs. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance.

Stock-Based Compensation

The Company accounts for stock awards issued under ASC 718, Compensation – Stock Compensation. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model. Restricted shares are measured based on the fair market value of the underlying stock on the grant date.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation is included in the consolidated statements of operations as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
General and administrative	$281,953	$169,238
Sales and marketing	41,282	99,479
Research and development	$91,937	$12,464

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the three months ended March 31, 2020 and 2019, there were 2,680,093 and 2,888,883 options or warrants excluded, 403,100 and 138,800 restricted stock units excluded, and 0 and 400,000 forfeitable restricted stock shares excluded, respectively.

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the Company maintains balances in excess of the federally insured limits.

Other Concentrations

The Company has historically relied on a two primary insurance brokers and underwriters   to provide all automobile insurance on vehicles in service over the last few years. There are multiple brokers and carriers who issue this type of insurance coverage, and the Company is regularly making reviewing leading insurers in the transportation and mobility sectors as this is an important part of our operations. The company does not believe the loss of our current broker or underwriter would have a material effect on our operations.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In January 2020, the FASB issued ASU No. 2020-01, "Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815", which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This guidance is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

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

On November 13, 2018, two founders of the Company (the “Claimant Founders”), initiated two lawsuits in the Superior Court of California, County of San Francisco (“SFSC”), entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258. The complaints for the lawsuits, which were largely duplicative, alleged that the Company breached a Settlement Agreement by and between the Company and the Claimant Founders by not allowing the Claimant Founders to sell stock in the Company’s initial public offering (“IPO”), failing to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders. The Company strongly disagreed with all of the allegations and has vigorously contested both lawsuits. The Company believes that, at all times, its actions have been consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law. Pursuant to a motion brought by the Company, the two lawsuits were joined for pretrial and trial purposes. The joined litigation is currently in the discovery phase. As the case has been litigated, the Claimant Founders have narrowed their allegations significantly. Mr. Larkin dismissed all of his claims in their entirety. Mr. Farber dismissed all of his allegations except for an allegation that the Company failed to buyback the Claimant Founders’ stock at the time of the IPO. HyreCar believes that this remaining claim is without merit and has filed a motion for summary judgment regarding the same. Mr. Farber has filed his own motion for summary judgment, which HyreCar believes lacks merit and will vigorously challenge. Due to the COVID-19 pandemic, SFSC operations have largely been suspended and the litigation has effectively been stayed. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities for the three months ended March 31, 2020 and December 31, 2019 is as follows:

	2020	2019
Accrued payables	$547,406	$394,896
Driver deposit	154,601	161,601
Deferred rent	110,250	98,000
Payroll liabilities	-	161,113
Other accrued liabilities	72,741	88,302
Accrued liabilities	$884,998	$903,912

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

No stock options were granted during the three months ended March 31, 2020. During the three months ended March 31, 2019, the board of directors approved the grant of 975,000 stock options to various contractors and employees.

The first quarter 2019 granted options had an exercise price of $3.20, expire in ten years, and generally vest over four years. The total grant date fair value of these options was $1,762,180. The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The range of input assumptions used by the Company were as follows for the three months ended March 31, 2019.

Three Months Ended March 31, 2019

Expected volatility	45%
Risk-free interest rate	2.61%
Expected life in years	6.25
Expected dividend yield	0%

Stock -based compensation expense for stock options for the three months ended March 31, 2020 and 2019 was and $252,072 and $219,170, respectively. As of March 31, 2020, the total estimated remaining stock-based compensation expense for unvested stock options is approximately $1,506,000 which is expected to be recognized over a weighted average period of 2.1 years.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units and Shares Issued for Services

During the three months ended March 31, 2020, the Company granted a contractor 100,000 RSU’s that vest based on specified milestones and business objectives. None of these milestones or objectives have been achieved to date and none are expected to vest under current circumstances.

During the three months ended March 31, 2019, the Company granted 10,000 shares of common stock to one consultant for services based on agreement entered into in January 2019. The Company valued the shares based on the closing price of the Company’s common stock on the date of the agreement and recognized $27,500 in stock-based compensation. Included in the agreement were 400,000 forfeitable restricted stock shares that vest upon achieving specific performance and strategic milestones. As none of the milestones were achieved, all 400,000 restricted stock shares were forfeited in 2019.

During the three months ended March 31, 2019, the Company granted 140,000 restricted stock units to employees of the Company that generally vest between one and four years.

Stock-based compensation related to restricted stock units for the three months ended March 31, 2020 and 2019 was $163,100 and $34,511, respectively. As of March 31, 2020, unrecognized compensation expense related to the unvested restricted stock units is $742,617 and is expected to be recognized over approximately 2.1 years.

Warrants

During the three months ended March 31, 2019 several of warrant holders exercised 274,224 warrants for total proceeds from the exercise of $873,403. There were also 461,294 warrants exercised in cashless exercises resulting in 169,243 shares of common stock being issued. There were no such transactions during the three months ended March 31, 2020.

NOTE 6 – RELATED PARTY TRANSACTIONS

Insurance

The president of the Company’s primary insurance broker is also a minority stockholder and holder of warrants. As of March 31, 2020 and December 31, 2019, the Company had outstanding balances to the insurer totaling $144,669 and $101,167 , included in accounts payable or accrued liabilities,  respectively. During the three months ended March 31, 2020 and 2019, the Company paid the insurer approximately $1,388,000 and $1,347,000, respectively.

NOTE 7 – SUBSEQUENT EVENTS

On April 13, 2020, the Company entered into a loan with JPMorgan Chase Bank, N.A. as the lender (“Lender”) in an aggregate principal amount of $2,004,175 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent, and covered utility payments incurred by the Company during the eight-week period beginning on April 13, 2020, calculated in accordance with the terms of the CARES Act.

The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

On April 29, 2020, the Compensation Committee of the board of directors approved an exchange (the “Exchange”) of grants under the HyreCar Inc. 2018 Equity Incentive Plan (the “2018 Plan”) previously made to executive officers and directors of the Company (the “Grantees”). The board of directors, upon recommendation from the Committee, approved the Exchange on April 29, 2020. Pursuant to the Exchange, the Grantees agreed to the cancellation of options to purchase an aggregate of 1,497,500 shares of the Company’s common stock under the 2018 Plan in exchange for the issuance of an aggregate of 822,500 shares of fully-vested restricted stock under the 2018 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2019 included in our most recent Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q.

Our Company

We operate in the car sharing marketplace for ride sharing through our proprietary platform. The Company has established a leading presence in Transportation as a Service (TaaS) through vehicle owners and institutions, such as franchise car dealerships, independent car dealerships and rental car companies, who have been disrupted by automotive asset sharing. We are based in Los Angeles, California and car owners and drivers currently use the platform nationwide. Our unique revenue opportunity for both owners and drivers are providing a safe, secure, and reliable marketplace. We categorize our operations into one reportable business segment: Rental, consisting primarily of our vehicle rental operations in the United States.

Business and Trends

We generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily rental rate set by the Car Owner, plus a 10% HyreCar Driver Fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15-25% HyreCar Owner Fee. For example, as of March 31, 2020, the average daily rental rate of a HyreCar vehicle nationally is approximately $38.00 (“Daily Rental Rate”), plus a 10% HyreCar Driver fee ($3.80) and daily direct insurance fee of $13.00, totaling $54.80 in total daily gross billings in paid by the Driver via a credit card transaction. On average approximately 80% of the daily rental or $30.40 is transferred to the Owner via our merchant processing partner. HyreCar earns revenues from the two revenue share fees and the insurance totaling approximately $24.40 per day. Accordingly, the GAAP reportable revenue recognized by HyreCar is $24.40 in this example transaction as detailed in the following table:

Daily Gross Revenue Example		Daily Net (GAAP) Revenue Example

National Avenger Daily Rental Rate	$38.00	HyreCar Owner Fee (20% average)	$7.60

Driver Fee	$3.80	HyreCar Driver Fee (10% rate)	$3.80

Daily Insurance Fee	$13.00	Insurance Fee (100% of fee)	$13.00

Daily Gross Billing Paid by Driver	$54.80	Daily Avenger Net Revenue	$24.40

Gross billing is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the company’s GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar’s net revenue margin is equal to approximately 44.0% ($5,780,413 HyreCar’s GAAP revenue over $13,140,698 Total Gross Billings). A breakout of revenue components is provided in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our audited consolidated financial statements.

Non-GAAP Financial Measures

Gross Billings

Gross billing is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to asses our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the company’s GAAP reportable revenue over gross billings.

The following table provides a reconciliation of our GAAP reported revenues to gross billings for the three months ended March 31, 2020 and 2019:

	Three Months ended March 31, 2020	Three Months ended March 31, 2019
Revenues (U.S. GAAP reported revenues)	$5,780,413	$3,510,725
Add: Refunds, rebates and deferred revenue	428,529	259,952
Add: Owner payments (not recorded in financial statements)	6,931,756	4,400,001
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$13,140,698	$8,170,678

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance and the operating leverage in our business. Because Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes. We expect Adjusted EBITDA will increase over the long term as we continue to scale our business and achieve greater efficiencies in our operating expenses.

We calculate Adjusted EBITDA as net loss, adjusted to exclude:

●	other income (expense), net;

●	provision for income taxes;

●	depreciation and amortization;

●	stock-based compensation expense; and

●	prior expenses expected to be settled in stock included in liabilities.

For more information regarding the limitations of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA, see the section titled “Reconciliation of Non-GAAP Financial Measures.”

Reconciliation of Non-GAAP Financial Measures

We use Adjusted EBITDA in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Furthermore, these measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. Thus, our Adjusted EBITDA should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing a reconciliation of Adjusted EBITDA to the related GAAP financial measures, revenue and net loss, respectively. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with their respective related GAAP financial measures.

The following table provides a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months ended March 31, 2020	Three Months ended March 31, 2019
Net loss	$(4,058,216)	$(1,697,598)
Adjusted to exclude the following:
Other income, net	(29,629)	(31,291)
Provision for income taxes	800	-
Depreciation and amortization	19,157	12,930
Stock-based compensation expense	415,172	281,181
Prior expenses expected to be settled in stock included in liabilities	363,155	-
Adjusted EBITDA	$(3,289,561)	$(1,434,778)

Our operating results are subject to variability due to seasonality, macroeconomic conditions such as the recent novel coronavirus outbreak (“COVID-19”) and other factors. Car rental volumes tend to be associated with travel and driving holidays, where there is an influx of Uber and Lyft demand. Thus far in 2020, we have continued to operate in an uncertain and uneven economic environment marked by heightened economic and geopolitical risks due to the COVID-19 situation.

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

Some highlights for the three months ended March 31, 2020 include:

●	Net rental days totaled approximately 229,300 rental days for the three months ended March 31, 2020, an increase of approximately 90,500 rental days or 65.2% over the 138,800 rental days recognized during the three months ended March 31, 2019, as the Company continued to expand its presence in key markets.

●	Net revenues totaled $5,780,413 for the three months ended March 31, 2020, an increase of $2,269,688 or 64.7% over the $3,510,725 recognized during the three months ended March 31, 2019, primarily as a result of the higher net rental days.

●	Cost of Sales totaled $3,605,301 for the three months ended March 31, 2020, an increase of $1,590,253 or 78.9% over $2,015,048 recognized during the three months ended March 31, 2019. The increase was primarily attributed to increase in net rental days revenues and technology costs.

●

Gross profit totaled $2,175,112 for the three months ended March 31, 2020, an increase of $679,435 or 45.4% over the $1,495,677 recognized during the three months ended March 31, 2019. The increase in revenues and gross profit were primarily attributed to higher rental days and net revenues.

●

Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $6,262,157 for the three months ended March 31, 2020, an increase of $3,037,591 or 94.2% over $3,224,566 recognized during the three months ended March 31, 2019. The increase in operating expenses was related to the scaling of our business across all functional areas.

●	Net loss totaled $4,058,216 for the three months ended March 31, 2020, an increase of $2,360,618 or 139.1% over $1,697,598 recognized during the three months ended March 31, 2019. The increase in net loss was driven by the higher operating costs described above, partially offset by the higher net revenues recognized during the three months ended March 31, 2020.

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

Our key activity metric weekly rental days decreased approximately 30% from an all-time high of just over 20,000 weekly rentals in early March, reaching a floor of just over 14,000 weekly rentals in early April, and then started growing again as our car supply supported the expansion of the gig economy, reaching over 17,000 weekly rental days in early May, as shown in the chart below. We are attempting to mitigate the impact to our car owners and drivers, as well as to the Company itself. Much of our cost structure is variable in nature so that our costs for driver screening, insurance, merchant processing, and more has almost immediately decreased in line with these lower activity levels. Based on generally increasing revenues through the normal course of business and a high relative amount of variable costs, our additional cash generated from the funded PPP Loan from JPMorgan Chase for $2,004,175 received on April 13, 2020, we believe the Company’s has sufficient resources to continue to operate its business for at least the next 12 months.

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

Cost of revenues primarily include direct fees paid for insurance to cover the vehicle driver and owner, insurance claim payments based on the policy in effect at the time of loss, merchant processing fees, technology and hosting costs, and motor vehicle record fees incurred for paid driver applications. General liability insurance that covers corporate risk from activity on our platform is included in general and administrative costs.

General and administrative costs include all corporate and administrative functions that support our business. These costs also include payroll for officers and operational staff, stock-based compensation expense, consulting costs, professional fees, insurance costs to cover corporate risks , and other costs that are not included in cost of revenues. Research and development costs are related to activities such as user experience and user interface development, database development and maintenance, and technology related expenses to research, improve, implement, or maintain technology and systems utilized throughout our enterprise.

Other income/expense includes non-operating income and expenses including interest income and expense.

Results of Operations

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Revenues and Gross Profit. Revenues totaled $5,780,413 for the three months ended March 31, 2020, an increase of $2,269,688 or 64.7% over the $3,510,725 recognized during the three months ended March 31, 2019. Gross profit totaled $2,175,112 for the three months ended March 31, 2020, an increase of $679,435 or 45.4% over the $2,015,048 recognized during the three months ended March 31, 2019. The increase in revenues and gross profit were primarily attributed to higher rental days and net revenues.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $6,262,157 for the three months ended March 31, 2020, an increase of $3,037,591 or 94.2% over $3,224,566 recognized during the three months ended March 31, 2019. The increase in operating expenses was related to the scaling of our business across all functional areas. General and administrative totaled $3,228,172 for the three months ended March 31, 2020, an increase of $1,648,393 or 104.3% over $1,579,779 recognized during the three months ended March 31, 2019. The increase was primarily attributed to increase in headcount and salaries, legal, operations and support functions. Sales and marketing totaled $2,290,172 for the three months ended March 31, 2020, an increase of $1,125,381 or 96.6% over $1,164,791 recognized during the three months ended March 31, 2019. The increase was primarily attributed to increase in digital advertising and sales personnel. Research and development totaled $743,813 for the three months ended March 31, 2020, an increase of $263,817 or 55.0% over $479,996 recognized during the three months ended March 31, 2019. The increase was primarily attributed to the growth in the technology team related to the enhancement and maintenance of our digital marketplace technology platform.

Loss from Operations. Loss from operations totaled $4,087,045 for the three months ended March 31, 2020, an increase of $2,358,156 or 136.4% over 1,728,889 for the three months ended March 31, 2019. The increase in loss from operations was driven by the higher operating costs described above, partially offset by the higher net revenues recognized during the year.

Other (Income) Expense. Other (Income) Expense totaled $29,629 for the three months ended March 31, 2020, a decrease of $1,662 or 5.3% over 31,291 for the three months ended March 31, 2019. The slight decrease was primarily due to lower cash deposits at the financial institution.

Net Loss. Net loss totaled $4,058,216 for the three months ended March 31, 2020, an increase of $2,360,618 or 139.1% over $1,697,598 recognized during the three months ended March 31, 2019. The increase in net loss was driven by the higher operating costs described above, partially offset by the higher net revenues recognized during the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, our principal sources of liquidity were cash and cash equivalents of $7,822,967 compared to $10,657,140 as of December 31, 2019. Cash and cash equivalents include money market deposit accounts denominated in U.S. dollars.

In June 2018, we received net proceeds of $11,340,000 upon the completion of our IPO. Further, in July 2019, we received net proceeds of $11,321,250 upon the completion of our follow-on public offering.

Since our IPO, we have financed our operations primarily through our IPO, secondary public offering and payments received through our platform. We believe our existing cash and cash equivalent and proceeds from revenue generating activities   and PPP loan funds will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months more fully described in Managements Plan above.

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

Cash Flows

Net cash used in operating activities was $2,862,748 for the three months ended March 31, 2020. This consisted primarily of a net loss of $4,058,216 offset by non-cash stock-based compensation expense of $415,172 largely driven by the recognition of costs related to stock options and RSUs. Additionally, there was an increase in accounts payable of $646,484 and insurance reserves of $120,365.

Net cash used in operating activities was for the three months ended March 31, 2019 resulted in cash outflows of $1,344,653. This consisted primarily of a net loss of $1,697,598 offset by non-cash stock-based compensation expense of $281,181 and non-cash depreciation and amortization of $12,930. Additionally, there were an increase in accounts payable of $180,363 partially offset by decrease in accrued liabilities of $138,832.

Net cash used in investing activities was $0 for the three months ended March 31, 2020.

Net cash used in investing activities was $7,249 for the three months ended March 31, 2019, which primarily consists of purchases of property and equipment and deposits.

Net cash provided by financing activities was $28,575 for the three months ended March 31, 2020, which consist of proceeds received for the exercise of stock options.

Net cash provided by financing activities was $925,903 for the three months ended March 31, 2019, which primarily consists of proceeds from exercise of warrants and stock options.

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

For the three months ended March 31, 2020 and 2019, there were no dividends paid and we have no plans to commence the payment of dividends. We have no current plans to issue further shares on the market but will continue to assess market conditions and the company’s cash flow requirements to ensure the Company is appropriately funded.

There is no significant external borrowing at the reporting date and the Company is not subject to any externally imposed capital requirement.

Critical Accounting Policies, Judgments, and Estimates

Our consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. There have been no material changes to our critical accounting policies and estimates as of March 31, 2020.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact there are resource constraints and management are required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 13, 2018, two founders of the Company (the “Claimant Founders”), initiated two lawsuits in the Superior Court of California, County of San Francisco (“SFSC”), entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258. The complaints for the lawsuits, which were largely duplicative, alleged that the Company breached a Settlement Agreement by and between the Company and the Claimant Founders by not allowing the Claimant Founders to sell stock in the Company’s initial public offering (“IPO”), failing to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders. The Company strongly disagreed with all of the allegations and has vigorously contested both lawsuits. The Company believes that, at all times, its actions have been consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law. Pursuant to a motion brought by the Company, the two lawsuits were joined for pretrial and trial purposes. The joined litigation is currently in the discovery phase. As the case has been litigated, the Claimant Founders have narrowed their allegations significantly. Mr. Larkin dismissed all of his claims in their entirety. Mr. Farber dismissed all of his allegations except for an allegation that the Company failed to buyback the Claimant Founders’ stock at the time of the IPO. HyreCar believes that this remaining claim is without merit and has filed a motion for summary judgment regarding the same. Mr. Farber has filed his own motion for summary judgment, which HyreCar believes lacks merit and will vigorously challenge. Due to the COVID-19 pandemic, SFSC operations have largely been suspended and the litigation has effectively been stayed. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation.

Item 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2019, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as noted below.

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to the current COVID-19 coronavirus (“COVID-19”) pandemic. The recent global financial crisis in connection with the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our platform and our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

HyreCar Inc.

Date: May 14, 2020	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

HyreCar Inc.

Date: May 14, 2020	By:	/s/ Scott Brogi
Scott Brogi
Chief Financial Officer (Principal Financial and Accounting Officer)