Form 10-Q
period 2020-06-30
HyreCar Inc.
filed 2020-08-13
CIK 1713832

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 12, 2020, the registrant had 17,692,201 shares of common stock, $0.00001 par value per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our ability to add new customers or increase listings or rentals on our platform;

●	the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows;

●	our expectations regarding financial performance, including but not limited to revenue, Adjusted Net Revenue, ability to generate positive Adjusted EBITDA, expenses, and other results of operations;

●	our ability to expand and train our sales teams;

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HYRECAR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,157,038	$10,657,140
Accounts receivable	59,249	84,680
Insurance deposit	749,454	—
Other current assets	223,563	379,425
Total current assets	8,189,304	11,121,245

Property and equipment, net	7,762	9,138
Intangible assets, net	116,967	153,905
Other assets	95,000	95,000
Total assets	$8,409,033	$11,379,288

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,311,633	$2,232,629
Accrued liabilities	794,074	903,912
Insurance reserve	1,359,318	1,332,892
Note payable - current portion	886,240	—
Deferred revenue	54,244	64,808
Related party advances	9,629	9,629
Total current liabilities	5,415,138	4,543,870

Note payable, net of current portion	1,112,935	—

Total liabilities	6,528,073	4,543,870

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, 15,000,000 shares authorized, par value $0.00001, no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, 50,000,000 shares authorized, par value $0.00001, 17,692,201 and 16,393,171 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	176	164
Additional paid-in capital	38,815,056	35,857,835
Subscription receivable - related party	(7,447)	(7,447)
Accumulated deficit	(36,926,825)	(29,015,134)
Total stockholders’ equity	1,880,960	6,835,418
Total liabilities and stockholders’ equity	$8,409,033	$11,379,288

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2020	Three Months ended June 30, 2019	Six Months ended June 30, 2020	Six Months ended June 30, 2019

Revenues	$5,583,388	$3,801,092	$11,363,801	$7,311,817

Cost of revenues	3,045,726	2,110,193	6,651,027	4,125,241

Gross profit	2,537,662	1,690,899	4,712,774	3,186,576

Operating Expenses:
General and administrative	3,911,065	1,927,946	7,139,237	3,507,725
Sales and marketing	1,871,099	1,272,836	4,161,271	2,437,627
Research and development	615,466	568,657	1,359,279	1,048,653
Total operating expenses	6,397,630	3,769,439	12,659,787	6,994,005

Operating loss	(3,859,968)	(2,078,540)	(7,947,013)	(3,807,429)

Other (income) expense
Interest expense	11,310	1,051	11,329	1,861
Other income	(17,803)	(30,902)	(47,451)	(63,003)
Total other income	(6,493)	(29,851)	(36,122)	(61,142)

Loss before provision for income taxes	(3,853,475)	(2,048,689)	(7,910,891)	(3,746,287)

Provision for income taxes	—	—	800	—

Net loss	$(3,853,475)	$(2,048,689)	$(7,911,691)	$(3,746,287)

Weighted average shares outstanding - basic and diluted	17,181,496	12,206,213	16,803,232	12,030,437
Weighted average net loss per share - basic and diluted	$(0.22)	$(0.17)	$(0.47)	$(0.31)

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription Receivable - Related	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Equity
March 31, 2019 (unaudited)	—	$—	12,191,508	$122	$23,064,096	$(7,447)	$(18,194,355)	$4,862,416
Stock option compensation	—	—	—	—	297,862	—	—	297,862
Restricted stock unit compensation	—	—	—	—	67,680	—	—	67,680
Stock options exercised	—	—	27,068	—	19,218	—	—	19,218
Shares issued for services	—	—	105,000	1	527,649	—	—	527,650
Warrants exercised – cashless	—	—	5,259	—	—	—	—	—
Shares issued to investor from prior offering	—	—	2,513	—	—	—	—	—
Net loss							$(2,048,689)	(2,048,689)
June 30, 2019 (unaudited)	—	$—	12,331,348	$123	$23,976,505	$(7,447)	$(20,243,044)	$3,726,137

March 31, 2020 (unaudited)	—	$—	16,473,335	$164	$36,301,582	$(7,447)	$(33,073,350)	$3,220,949
Stock option compensation	—	—	—	—	26,161	—	—	26,161
Stock option compensation modification	—	—	822,500	8	1,434,124	—	—	1,434,132
Restricted stock unit compensation	—	—	—	—	121,797	—	—	121,797
Stock options exercised	—	—	3,000	—	5,250	—	—	5,250
Shares issued for vested restricted stock units	—	—	400	—	—	—	—	—
Shares issued for legal services and settlement of payables and accrued liabilities	—	—	254,535	2	567,611	—	—	567,613
Shares issued for settlement	—	—	78,431	1	213,332	—	—	213,333
Shares issued for services	—	—	60,000	1	145,199	—	—	145,200
Net loss							$(3,853,475)	(3,853,475)
June 30, 2020 (unaudited)	—	$—	17,692,201	$176	$38,815,056	$(7,447)	$(36,926,825)	$1,880,960

HYRECAR INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription Receivable - Related	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Equity
December 31, 2018	—	$—	11,708,041	$117	$21,857,017	$(7,447)	$(16,496,757)	$5,352,930
Stock option compensation	—	—	—	—	517,032	—	—	517,032
Restricted stock unit compensation	—	—	—	—	102,191	—	—	102,191
Warrants exercised	—	—	274,224	3	873,400	—	—	873,403
Stock options exercised	—	—	57,068	—	71,718	—	—	71,718
Shares issued for services	—	—	115,000	1	555,149	—	—	555,150
Warrants exercised – cashless	—	—	174,502	2	(2)	—	—	—
Shares issued to investor from prior offering	—	—	2,513	—	—	—	—	—
Net loss							$(3,746,287)	(3,746,287)
June 30, 2019 (unaudited)	—	$—	12,331,348	$123	$23,976,505	$(7,447)	$(20,243,044)	$3,726,137

December 31, 2019	—	$—	16,393,171	$164	$35,857,835	$(7,447)	$(29,015,134)	$6,835,418
Stock option compensation	—	—	—	—	278,233	—	—	278,233
Stock option compensation modification	—	—	822,500	8	1,434,124	—	—	1,434,132
Restricted stock unit compensation	—	—	—	—	284,897	—	—	284,897
Stock options exercised	—	—	43,869	—	33,825	—	—	33,825
Stock options exercised – cashless	—	—	2,645	—	—	—	—	—
Shares issued for vested restricted stock units	—	—	37,050	—	—	—	—	—
Shares issued for legal services and settlement of payables and accrued liabilities	—	—	254,535	2	567,611	—	—	567,613
Shares issued for settlement	—	—	78,431	1	213,332	—	—	213,333
Shares issued for services	—	—	60,000	1	145,199	—	—	145,200
Net loss							$(7,911,691)	(7,911,691)
June 30, 2020 (unaudited)	—	$—	17,692,201	$176	$38,815,056	$(7,447)	$(36,926,825)	$1,880,960

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30, 2020	Six Months ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,911,691)	$(3,746,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,316	32,086
Stock-based compensation	2,466,312	910,548
Changes in operating assets and liabilities:
Accounts receivable	25,431	5,518
Deferred expense	—	5,184
Insurance deposit	(749,454)	—
Other current assets	155,862	19
Accounts payable	443,372	138,891
Accrued liabilities	(17,112)	(230,574)
Insurance reserve	26,426	262,218
Deferred revenues	(10,564)	5,555
Net cash used in operating activities	(5,533,102)	(2,616,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,207)
Deposits and other	—	(5,000)
Net cash used in investing activities	—	(6,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	33,825	—
Proceeds from note payable	2,004,175	—
Principal repayment on note payable	(5,000)	—
Proceeds from exercise of warrants	—	873,403
Proceeds from stock options	—	71,718
Net cash provided by financing activities	2,033,000	945,121

Decrease in cash and cash equivalents	(3,500,102)	(1,677,928)
Cash and cash equivalents, beginning of period	10,657,140	6,764,870
Cash and cash equivalents, end of period	$7,157,038	$5,086,942

Supplemental disclosures of cash flow information:
Cash paid for interest	$19	$—
Cash paid for income taxes	$800	$—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans and COVID-19 Update

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, the remaining capital raised through the prior public offerings and cash received on April 13, 2020 through a Paycheck Protection Plan Loan (“PPP Loan”). The PPP loan proceeds were used for payroll, covered rent and other covered payments and is expected to be forgiven based on current information available. Based on the revenue and margin impact of the COVID-19 novel coronavirus (“COVID-19”) situation, we have adjusted many of the variable expenses which make up a significant portion of our entire cost structure and continue to adjust other operating costs appropriate for the situation. The PPP Loan, in addition to our existing capital and the ability to reduce expense levels further if necessary, depending on the duration of the COVID-19 situation, causes us to continue to believe the Company has sufficient resources to continue as a going concern.

During the second quarter of 2020, the COVID-19 began spreading rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, and the imposition of protective public safety measures. Refer to Part I, Item 1A of the 2019 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors,” for more information.

Basis of Presentation – Unaudited Interim Financial Information

The unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim consolidated balance sheet. The financial data and the other information disclosed in these notes to the interim consolidated financial statements related to the six-month periods are unaudited. Unaudited interim consolidated results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2019 and notes thereto that are included in the Company’s Annual Report on Form 10-K.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of six months or less to be cash equivalents.

Insurance Reserve

The Company records a loss reserve for physical damage up to the Company's insurance deductibles, which vary by state. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company.

Liability insurance claims may take several years to completely settle, although the Company's limit of liability is generally met in the near term. Because of the limited operational history, the Company makes certain assumptions based on currently available information to estimate the reserves as well as third party claims adjuster data provided on existing claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future periods for events that occurred in a prior period that differs from expectations. Accordingly, actual losses may vary significantly from the estimated amounts reported in the consolidated financial statements. Reserves are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts. Such adjustments are recorded in costs of revenues.

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

The following is a breakout of revenue components by subcategory for the three and six months ended June 30, 2020 and 2019.

	Three Months ended June 30, 2020	Three Months ended June 30, 2019	Six Months ended June 30, 2020	Six Months ended June 30, 2019
Insurance and administration fees	$2,904,507	$1,775,063	$5,923,708	$3,541,765
Transaction fees	2,376,448	1,512,593	5,058,037	2,771,884
Other fees	387,733	630,578	626,558	1,257,871
Incentives and rebates	(85,300)	(117,142)	(244,502)	(259,703)
Net revenue	$5,583,388	$3,801,092	$11,363,801	$7,311,817

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

Cost of Revenues

Cost of revenues primarily include direct fees paid for insurance to cover the vehicle driver and owner, insurance claim payments and estimated liabilities based on the policy in effect at the time of loss, merchant processing fees, technology and hosting costs, and motor vehicle record fees incurred for paid driver applications. General liability insurance that covers corporate risk from activity on our platform is included in general and administrative costs.

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $1,232,357 and $760,430 for the six months ended June 30, 2020 and 2019, respectively.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation is included in the consolidated statements of operations as follows:

	Three Months ended June 30, 2020	Three Months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
General and administrative	$1,790,106	$506,936	$2,072,058	$676,174
Sales and marketing	218,793	70,634	260,075	170,113
Research and development	$42,242	$51,797	$134,179	$64,261

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the six months ended June 30, 2020 and 2019, there were 1,188,194 and 2,748,525 options or warrants excluded, 302,700 and 156,900 restricted stock units excluded, and 100,000 and 100,000 forfeitable restricted stock shares excluded, respectively.

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

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of consolidated financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 for emerging growth companies, with early adoption permitted. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

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

On November 13, 2018, two founders of the Company (the “Claimant Founders”), initiated two lawsuits in the Superior Court of California, County of San Francisco (“SFSC”), entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258. The complaints for the lawsuits, which were largely duplicative, alleged that the Company breached a Settlement Agreement by and between the Company and the Claimant Founders by not allowing the Claimant Founders to sell stock in the Company’s initial public offering (“IPO”), failing to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders. The Company strongly disagreed with all of the allegations and vigorously contested both lawsuits. The Company believed and believes that, at all times, its actions were consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law. Pursuant to a motion brought by the Company, the two lawsuits were joined for pretrial and trial purposes.  As the case progressed, the Claimant Founders narrowed their allegations significantly. Mr. Larkin dismissed all of his claims. Mr. Farber dismissed all of his allegations except for an allegation that the Company failed to buyback the Claimant Founders’ stock at the time of the IPO. The Company believed that the remaining claim was without merit, but without admitting fault agreed to settle any and all claims between the Claimant Founders and the Company.  As part of the settlement, the Company agreed to issue 78,431 shares of the Company’s common stock to Mr. Farber at an agreed upon value of $200,000 (the “Settlement Payment”). In addition, the Company entered into general mutual releases with each Claimant Founder.

The shares were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-234525), which was filed with the Securities and Exchange Commission on November 6, 2019, as amended on April 29, 2020, and declared effective on May 7, 2020 (the “Registration Statement”), a base prospectus, dated as of May 7, 2020, included in the Registration Statement, and the prospectus supplement relating to the Settlement Payment, dated as of June 10, 2020.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities as of June 30, 2020 and December 31, 2019 is as follows:

	2020	2019
Accrued payables	$558,353	$394,896
Driver deposit	146,801	161,601
Deferred rent	88,920	98,000
Payroll liabilities	—	161,113
Other accrued liabilities	—	88,302
Accrued liabilities	$794,074	$903,912

Note Payable

On April 13, 2020, the Company entered into a loan with JPMorgan Chase Bank, N.A. as the lender (“Lender”) in an aggregate principal amount of $2,004,175 pursuant to the Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent, and covered utility payments incurred by the Company during the eight-week period beginning on April 13, 2020, calculated in accordance with the terms of the CARES Act. The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

As of June 30, 2020, the PPP note payable is $1,999,175. The loan proceeds were used for payroll, covered rent and other covered payments and is expected to be forgiven based on current information available.

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

No stock options were granted during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Board of Directors approved the grant of 1,050,000 stock options to various contractors and employees. The 2019 granted options had exercise prices ranging from $3.20 to $5.53, expire in ten years, and generally vest over four years. The total grant date fair value of these options was $1,946,281. The Company used the Black-Scholes option pricing model to value of stock option awards using the following input assumptions for the three and six months ended June 30, 2019.

	Three Month Ended June 30, 2019	Six Months Ended June 30, 2019

Expected volatility	45%	45%
Risk-free interest rate	2.39%	2.51%
Expected life in years	5.56	5.56 - 6.25
Expected dividend yield	0%	0%

Stock -based compensation expense for stock options for the three months ended June 30, 2020 and 2019 was $26,161 and $297,862, respectively, and $278,233 and $517,032 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the total estimated remaining stock-based compensation expense for unvested stock options is approximately $44,720 which is expected to be recognized over a weighted average period of 0.7 years.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

             On April 29, 2020, the Compensation Committee of the Board of Directors approved an exchange (the “Exchange”) of grants under the HyreCar Inc. 2018 Equity Incentive Plan (the “2018 Plan”) previously made to executive officers and directors of the Company (the “Grantees”). The Board of Directors, upon recommendation from the Committee, approved the Exchange on April 29, 2020. Pursuant to the Exchange, the Grantees agreed to the cancellation of options to purchase an aggregate of 1,487,500 shares of the Company’s common stock under the 2018 Plan in exchange for the issuance of an aggregate of 822,500 shares of fully-vested restricted stock under the 2018 Plan.

The Exchange was a cancellation of stock options with a concurrent replacement award and was accounted for as a modification. For the three and six months ended June 30, 2020, the Company recognized additional compensation expense of $1,434,132 pertaining to this modification. As there was no future service or performance conditions associated with the replacement award, this compensation cost was fully recognized during the second quarter of 2020.

Restricted Stock Units and Shares Issued for Services and Other

During the six months ended June 30, 2020, the Company granted a contractor 100,000 restricted stock units that vest upon achieving specified milestones and business objectives. None of these milestones or objectives have been achieved to date and none are expected to vest under current circumstances.

Stock-based compensation related to restricted stock units for the three and six months ended June 30, 2020 was $121,797 and $284,897, respectively. As of June 30, 2020, unrecognized compensation expense related to the unvested restricted stock units is $620,821 and is expected to be recognized over approximately 1.9 years.

During the six months ended June 30, 2020, the Company granted 314,535 shares of common stock in exchange for legal, and consulting services. The Company recognized stock-based compensation of $255,717 and settled accounts payables and accrued liabilities totaling $457,096 based on the closing price of the Company’s common stock on the date of grant. The Company also issued 78,431 shares of common stock as legal settlement to Nathaniel Farber, a founder of the Company pursuant to Case No. CGC-18-571257 pertaining to the buyback of the Claimant Founders’ stock at the time of the IPO. Stock-based compensation of $213,332 was recognized during the six months ended June 30, 2020 based on the closing price of the Company’s common stock on the date of issue.

During the six months ended June 30, 2019, the Company granted 165,000 restricted stock units, respectively, to employees of the Company that generally vest between one and four years. Stock-based compensation related to restricted stock units for the three and six months ended June 30, 2019 was $67,680 and $102,191, respectively.

During the six months ended June 30, 2019, the Company granted 105,000 shares of common stock in exchange for legal and consulting services provided by two service providers. The Company valued the grants at $527,650 based on the closing price of the Company’s common stock on the grant date. Of this amount $263,825 was recognized as a prepaid as a retainer for legal services as of June 30, 2019 and the remaining portion was recognized as stock-based compensation.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Insurance

The president of the Company’s primary insurance broker through June 2020 is also a minority stockholder and holder of warrants. As of June 30, 2020 and December 31, 2019, the Company had outstanding balances to the insurer totaling $0 and $101,167, included in accounts payable or accrued liabilities, respectively. During the six months ended June 30, 2020 and 2019, the Company paid the insurer approximately $2,580,136 and $2,513,157, respectively. On June 15, 2020, the Company completed moving its primary and excess automobile insurance liability programs over to a new insurance provider and is no longer using the related party broker.

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

Business and Trends

We generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily rental rate set by the Car Owner, plus a 10% HyreCar Driver Fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15-25% HyreCar Owner Fee. For example, as of June 30, 2020, the average daily rental rate of a HyreCar vehicle nationally is approximately $36.00 (“Daily Rental Rate”), plus a 10% HyreCar Driver fee ($3.60) and daily direct insurance fee of $13.00, totaling $52.60 in total daily gross billings in paid by the Driver via a credit card transaction. On average approximately 80% of the daily rental or $28.80 is transferred to the Owner via our merchant processing partner. HyreCar earns revenues from the two revenue share fees and the insurance totaling approximately $23.80 per day. Accordingly, the GAAP reportable revenue recognized by HyreCar is approximately $23.80 in this example transaction as detailed in the following table:

Daily Gross Revenue Example		Daily Net (GAAP) Revenue Example

National Average Daily Rental Rate	$36.00	HyreCar Owner Fee (~20% average)	$7.20

Driver Fee	$3.60	HyreCar Driver Fee (10% rate)	$3.60

Daily Insurance Fee	$13.00	Insurance Fee (100% of fee)	$13.00

Daily Gross Billing Paid by Driver	$52.60	Daily Average Net Revenue	$23.80

Gross billing is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the company’s GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar’s net revenue margin is equal to approximately 45% ($11,363,801 HyreCar’s GAAP revenue over $25,399,841 Total Gross Billings). A breakout of revenue components is provided in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our audited consolidated financial statements.

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

The following table provides a reconciliation of our GAAP reported revenues to gross billings for the three and six months ended June 30, 2020 and 2019:

	Three Months ended June 30, 2020	Three Months ended June 30, 2019	Six Months ended June 30, 2020	Six Months ended June 30, 2019
Revenues (U.S. GAAP reported revenues)	$5,583,388	$3,801,092	$11,363,801	$7,311,817
Add: Refunds, rebates and deferred revenue	305,949	261,831	734,478	521,783
Add: Owner payments (not recorded in financial statements)	6,369,806	4,115,549	13,301,562	8,515,550
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$12,259,143	$8,178,472	$25,399,841	$16,349,150

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

	Three Months ended June 30, 2020	Three Months ended June 30, 2019	Six Months ended June 30, 2020	Six Months ended June 30, 2019
Net loss	$(3,853,475)	$(2,048,689)	$(7,911,691)	$(3,746,287)
Adjusted to exclude the following:
Other income, net	(6,493)	(29,851)	(36,122)	(61,142)
Provision for income taxes	-	-	800	-
Depreciation and amortization	19,159	19,156	38,316	32,086
Stock-based compensation expense	2,051,141	629,367	2,466,312	910,548
Prior expenses settled in issuance of stocks	93,941	-	192,871	-
Adjusted EBITDA	$(1,695,727)	$(1,430,017)	$(5,249,514)	$(2,864,795)

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

Our objective is to focus on strategically accelerating our growth, strengthening our position as a leading provider of vehicle rental services to ridesharing (Lyft and Uber) and delivery (Door Dash, Instacart and Postmates) drivers, continuing to enhance our customers’ rental experience, and controlling costs and driving efficiency throughout the organization. We operate in a high growth industry and we expect to continue to face challenges and risks. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives, continued growth of fleet levels to match changes in demand for vehicle rentals, and appropriate investments in technology.

Some highlights for the three months ended June 30, 2020 include:

●

Net rental days totaled approximately 231,000 rental days for the three months ended June 30, 2020, an increase of approximately 91,000 rental days or 65.0% over the 140,000 rental days recognized during the three months ended June 30, 2019, as the Company continued to expand its presence in key markets.

●

Net revenues totaled $5,583,388 for the three months ended June 30, 2020, an increase of $1,782,296 or 46.9% over the $3,801,092 recognized during the three months ended June 30, 2019, primarily as a result of the higher net rental days.

●

Cost of Sales totaled $3,045,726 for the three months ended June 30, 2020, an increase of $935,533 or 44.3% over $2,110,193 recognized during the three months ended June 30, 2019. The increase was primarily attributed to increase in net rental days revenues and technology costs.

●

Gross profit totaled $2,537,662 for the three months ended June 30, 2020, an increase of $846,763 or 50.1% over the $1,690,899 recognized during the three months ended June 30, 2019. The increase in revenues and gross profit were primarily attributed to higher rental days and net revenues.

●

Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $6,397,630 for the three months ended June 30, 2020, an increase of $2,628,191 or 69.7% over $3,769,439 recognized during the three months ended June 30, 2019. The increase in operating expenses were related to the scaling of our business across all functional areas and non-cash stock-based compensation expense.

●

Net loss totaled $3,853,475 for the three months ended June 30, 2020, an increase of $1,804,786 or 88.1% over $2,048,689 recognized during the three months ended June 30, 2019. The increase in net loss was driven by the operating costs and non-cash stock-based compensation expense described above, partially offset by the higher net revenues recognized during the three months ended June 30, 2020.

●	Adjusted EBITDA (which is a non-GAAP financial measure as described above) totaled ($1,695,727) for the three months ended June 30, 2020, an increase of $265,710 or 18.6% from ($1,430,017) recognized for the prior year quarter ended June 30, 2019, primarily as a result of higher sales expenses. However, adjusted EBITDA of ($1,695,727) for the three months ended June 30, 2020 was a sequential decrease of $1,593,834 or 48.5% from ($3,289,561) recognized during the three months ended March 31, 2020, as well controlled operating expenses dramatically improved operating income.
16

Management’s Plan

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Going forward the Company intends to fund its operations through increased revenue from operations and the funds raised through public securities offerings. Our annualized rental day run rate increased to over 1,000,000 in the second quarter of 2020 as we set a new all-time high month with over 85,000 days in June. Our weekly rental days have quickly rebounded to over 20,000, putting us back to pre-Covid 19 level. Our business model and platform allowed us to leverage new opportunities within this crisis and create a larger market with ridesharing and delivery. As states reopen, we should continue to see steady revenue growth in the second half of 2020.

On June 15, 2020, the Company completed moving its primary and excess automobile insurance liability programs over to Lloyd’s Apollo 1969 syndicate, a leading insurance provider in the gig economy that provides insurance to many of the top companies in rideshare transportation and food delivery. The new insurance program was issued by Assurant, with the backing of Apollo 1969. Apollo is the leader with the most relationships in the gig economy space for ride-sharing and delivery, and working with them is expected to significantly improve our cash flow going forward as they have extended our payment terms and allow us to operate at a more cash neutral basis and grow cash on the Balance Sheet for the remainder of 2020. Further, much of our cost structure is variable in nature so that our costs for driver screening, insurance, merchant processing, and more has decreased towards the end of the current quarter in line with our current activity levels. Based on generally increasing revenues through the normal course of business and a high relative amount of variable costs, our additional cash generated from the funded PPP Loan from JPMorgan Chase received on April 13, 2020, we believe the Company’s has sufficient resources to continue to operate its business for at least the next 12 months.

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

Cost of revenues primarily include direct fees paid for insurance to cover the vehicle driver and owner, insurance claim payments and estimated liabilities based on the policy in effect at the time of loss, merchant processing fees, technology and hosting costs, and motor vehicle record fees incurred for paid driver applications. General liability insurance that covers corporate risk from activity on our platform is included in general and administrative costs.

General and administrative costs include all corporate and administrative functions that support our business. These costs also include payroll for officers and operational staff, stock-based compensation expense, consulting costs, professional fees, insurance costs to cover corporate risks, and other costs that are not included in cost of revenues. Research and development costs are related to activities such as user experience and user interface development, database development and maintenance, and technology related expenses to research, improve, implement, or maintain technology and systems utilized throughout our enterprise.

Other income/expense includes non-operating income and expenses including interest income and expense.

Results of Operations

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

Revenues and Gross Profit. Revenues totaled $5,583,388 for the three months ended June 30, 2020, an increase of $1,782,296 or 46.9% over the $3,801,092 recognized during the three months ended June 30, 2019. Gross profit totaled $2,537,662 for the three months ended June 30, 2020, an increase of $846,763 or 50.1% over the $1,690,899 recognized during the three months ended June 30, 2019. The increase in revenues and gross profit were primarily attributed to higher rental days and net revenues.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $6,397,630 for the three months ended June 30, 2020, an increase of $2,628,191 or 69.7% over $3,769,439 recognized during the three months ended June 30, 2019. The increase in operating expenses was related to the scaling of our business across all functional areas and stock-based compensation expense. General and administrative totaled $3,911,065 for the three months ended June 30, 2020, an increase of $1,983,119 or 102.9% over $1,927,946 recognized during the three months ended June 30, 2019. The increase was primarily attributed to increase in stock-based compensation expense, headcount and salaries, legal, operations and support functions. Sales and marketing totaled $1,871,099 for the three months ended June 30, 2020, an increase of $598,263 or 47.0% over $1,272,836 recognized during the three months ended June 30, 2019. The increase was primarily attributed to increase in digital advertising and sales personnel. Research and development totaled $615,466 for the three months ended June 30, 2020, an increase of $46,809 or 8.2% over $568,657 recognized during the three months ended June 30, 2019. The increase was primarily attributed to the growth in the technology team related to the enhancement and maintenance of our digital marketplace technology platform.

Loss from Operations. Loss from operations totaled $3,859,968 for the three months ended June 30, 2020, an increase of $1,781,428 or 85.7% over 2,078,540 for the three months ended June 30, 2019. The increase in loss from operations was driven by the higher operating costs and non-cash stock-based compensation expense described above, partially offset by the higher net revenues recognized during the year.

Other (Income) Expense. Other (Income) Expense totaled $6,493 for the three months ended June 30, 2020, a decrease of $23,358 or 78.2% over 29,851 for the three months ended June 30, 2019. The slight decrease was primarily due to lower cash deposits at the financial institution.

Net Loss. Net loss totaled $3,853,475 for the three months ended June 30, 2020, an increase of $1,804,786 or 88.1% over $2,048,689 recognized during the three months ended June 30, 2019. The increase in net loss was driven by the higher operating costs and non-cash stock-based compensation expense described above, partially offset by the higher net revenues recognized during the three months ended June 30, 2020.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

Revenues and Gross Profit. Revenues totaled $11,363,801 for the six months ended June 30, 2020, an increase of $4,051,984 or 55.4% over the $7,311,817 recognized during the six months ended June 30, 2019. Gross profit totaled $4,712,774 for the six months ended June 30, 2020, an increase of $1,526,198 or 47.9% over the $3,186,576 recognized during the six months ended June 30, 2019. The increase in revenues and gross profit were primarily attributed to higher rental days and net revenues.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $12,659,787 for the six months ended June 30, 2020, an increase of $5,665,782 or 81.0% over $6,994,005 recognized during the six months ended June 30, 2019. The increase in operating expenses was related to the scaling of our business across all functional areas and stock-based compensation expense. General and administrative totaled $7,139,237 for the six months ended June 30, 2020, an increase of $3,631,512 or 103.5% over $3,507,725 recognized during the six months ended June 30, 2019. The increase was primarily attributed to increase in stock-based compensation expense, headcount and salaries, legal, operations and support functions. Sales and marketing totaled $4,161,271 for the six months ended June 30, 2020, an increase of $1,723,644 or 70.7% over $2,437,627 recognized during the six months ended June 30, 2019. The increase was primarily attributed to increase in digital advertising and sales personnel. Research and development totaled $1,359,279 for the six months ended June 30, 2020, an increase of $310,626 or 29.6% over $1,048,653 recognized during the six months ended June 30, 2019. The increase was primarily attributed to the growth in the technology team related to the enhancement and maintenance of our digital marketplace technology platform.

Loss from Operations. Loss from operations totaled $7,947,013 for the six months ended June 30, 2020, an increase of $4,139,584 or 108.7% over 3,807,429 for the six months ended June 30, 2019. The increase in loss from operations was driven by the higher operating costs and non-cash stock-based compensation expense described above, partially offset by the higher net revenues recognized during the year.

Other (Income) Expense. Other (Income) Expense totaled $36,122 for the six months ended June 30, 2020, a increase of $25,020 or 40.9% over 61,142 for the six months ended June 30, 2019. The slight increase was primarily due to lower cash deposits at the financial institution.

Net Loss. Net loss totaled $7,911,691 for the six months ended June 30, 2020, an decrease of $4,165,404 or 111.2% over $3,746,287 recognized during the six months ended June 30, 2019. The decrease in net loss was driven by the higher operating costs and non-cash stock-based compensation expense described above, partially offset by the higher net revenues recognized during the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2020, our principal sources of liquidity were cash and cash equivalents of $7,157,038 compared to $10,657,140 as of December 31, 2019. Cash and cash equivalents include money market deposit accounts denominated in U.S. dollars.

In July 2019, we received net proceeds of $11,321,250 upon the completion of our follow-on public offering. Since our IPO, we have financed our operations primarily through our IPO, secondary public offering and payments received through our platform. We believe our existing cash and cash equivalents and proceeds from revenue generating activities and PPP loan funds will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months more fully described in Managements Plan above.

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

Cash Flows

Net cash used in operating activities was $5,533,102 for the six months ended June 30, 2020. This consisted primarily of a net loss of $7,911,691 offset by non-cash stock-based compensation expense of $2,466,312 largely driven by the recognition of costs related to stock options and RSUs. Additionally, there were increases in other current asset of $155,862 and accounts payable of $443,372 and decrease in insurance deposit of $749,454.

Net cash used in operating activities was for the six months ended June 30, 2019 resulted in cash outflows of $2,616,842. This consisted primarily of a net loss of $3,746,287 offset by non-cash stock-based compensation expense of $910,548 and non-cash depreciation and amortization of $32,086. Additionally, there were an increase in accounts payable of $138,891 partially offset by decrease in accrued liabilities of $230,574.

Net cash used in investing activities was $6,207 for the six months ended June 30, 2019, which primarily consists of purchases of property and equipment and deposits.

Net cash provided by financing activities was $2,033,000 for the six months ended June 30, 2020, which primarily consists of net proceeds received from the PPP loan and proceeds from the exercise of options.

Net cash provided by financing activities was $945,121 for the six months ended June 30, 2019, which primarily consists of proceeds from exercise of warrants and stock options.

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

For the six months ended June 30, 2020 and 2019, there were no dividends paid and we have no plans to commence the payment of dividends. We have no current plans to issue further shares on the market but will continue to assess market conditions and the company’s cash flow requirements to ensure the Company is appropriately funded.

There is no significant external borrowing at the reporting date and the Company is not subject to any externally imposed capital requirement.

Critical Accounting Policies, Judgments, and Estimates

Our consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. There have been no material changes to our critical accounting policies and estimates as of June 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On November 13, 2018, two founders of the Company (the “Claimant Founders”), initiated two lawsuits in the Superior Court of California, County of San Francisco (“SFSC”), entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258. The complaints for the lawsuits, which were largely duplicative, alleged that the Company breached a Settlement Agreement by and between the Company and the Claimant Founders by not allowing the Claimant Founders to sell stock in the Company’s initial public offering (“IPO”), failing to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders. The Company strongly disagreed with all of the allegations and vigorously contested both lawsuits. The Company believed and believes that, at all times, its actions were consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law. Pursuant to a motion brought by the Company, the two lawsuits were joined for pretrial and trial purposes.  As the case progressed, the Claimant Founders narrowed their allegations significantly. Mr. Larkin dismissed all of his claims. Mr. Farber dismissed all of his allegations except for an allegation that the Company failed to buyback the Claimant Founders’ stock at the time of the IPO. The Company believed that the remaining claim was without merit, but without admitting fault agreed to settle any and all claims between the Claimant Founders and the Company.  As part of the settlement, the Company agreed to issue 78,431 shares of the Company’s common stock to Mr. Farber at an agreed upon value of $200,000 (the “Settlement Payment”).  In addition, the Company entered into general mutual releases with each Claimant Founder.

The shares were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-234525), which was filed with the Securities and Exchange Commission on November 6, 2019, as amended on April 29, 2020, and declared effective on May 7, 2020 (the “Registration Statement”), a base prospectus, dated as of May 7, 2020, included in the Registration Statement, and the prospectus supplement relating to the Settlement Payment, dated as of June 10, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2020, we issued 254,535 shares of our common stock having an aggregate value of $567,613 to a legal advisor of the Company in consideration for services rendered.

On June 15, 2020, we issued 60,000 shares of our common stock having an aggregate value of $145,200 to a consultant of the Company in consideration for services rendered.

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-225157	3.5	May 23, 2018

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-225157	3.7	May 23, 2018

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan or arrangement.

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

HyreCar Inc.

Date: August 13, 2020	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

HyreCar Inc.

Date: August 13, 2020	By:	/s/ Scott Brogi
Scott Brogi
Chief Financial Officer (Principal Financial and Accounting Officer)

