Form 10-Q
period 2020-09-30
HyreCar Inc.
filed 2020-11-12
CIK 1713832

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 10, 2020, the registrant had 17,726,601 shares of common stock, $0.00001 par value per share, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HYRECAR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$6,788,335	$10,657,140
Accounts receivable	72,454	84,680
Insurance deposit	749,454	—
Other current assets	430,579	379,425
Total current assets	8,040,822	11,121,245

Property and equipment, net	9,225	9,138
Intangible assets, net	98,499	153,905
Other assets	95,000	95,000
Total assets	$8,243,546	$11,379,288

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,465,099	$2,232,629
Accrued liabilities	1,970,509	903,912
Insurance reserve	1,521,115	1,332,892
Note payable - current portion	1,219,895	—
Deferred revenue	54,244	64,808
Related party advances	9,629	9,629
Total current liabilities	7,240,491	4,543,870

Note payable, net of current portion	779,280	—
Total liabilities	8,019,771	4,543,870

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, 15,000,000 shares authorized, par value $0.00001, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, 50,000,000 shares authorized, par value $0.00001, 17,726,601 and 16,393,171 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	177	164
Additional paid-in capital	38,997,490	35,857,835
Subscription receivable - related party	(7,447)	(7,447)
Accumulated deficit	(38,766,445)	(29,015,134)
Total stockholders’ equity	223,775	6,835,418
Total liabilities and stockholders’ equity	$8,243,546	$11,379,288

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2020	Three Months ended September 30, 2019	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019

Revenues	$6,813,825	$3,710,272	$18,177,626	$11,022,089

Cost of revenues	3,917,365	2,219,275	10,568,392	6,344,516

Gross profit	2,896,460	1,490,997	7,609,234	4,677,573

Operating Expenses:
General and administrative	2,080,037	2,342,103	9,219,274	5,849,828
Sales and marketing	1,824,938	2,271,892	5,986,209	4,709,519
Research and development	759,686	560,242	2,118,965	1,608,895
Total operating expenses	4,664,661	5,174,237	17,324,448	12,168,242

Operating loss	(1,768,201)	(3,683,240)	(9,715,214)	(7,490,669)

Other (income) expense
Interest expense	22,787	639	34,116	2,500
Other (income) expense	48,632	(61,214)	1,181	(124,217)
Total other (income) expense	71,419	(60,575)	35,297	(121,717)

Loss before provision for income taxes	(1,839,620)	(3,622,665)	(9,750,511)	(7,368,952)

Provision for income taxes	—	—	800	—

Net loss	$(1,839,620)	$(3,622,665)	$(9,751,311)	$(7,368,952)

Weighted average shares outstanding - basic and diluted	17,711,132	15,323,776	17,108,075	13,140,280
Weighted average net loss per share - basic and diluted	$(0.10)	$(0.24)	$(0.57)	$(0.56)

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription Receivable - Related	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Equity
June 30, 2019 (unaudited)	—	$—	12,331,348	$123	$23,976,505	$(7,447)	$(20,243,044)	$3,726,137
Stock option compensation	—	—	—	—	272,074	—	—	272,074
Restricted stock unit compensation	—	—	—	—	102,734	—	—	102,734
Stock options exercised	—	—	13,635	1	9,740	—	—	9,741
Common stock issued for cash	—	—	2,188	—	—	—	—	-
Stock options exercised - cashless	—	—	4,025,000	40	12,074,960	—	—	12,075,000
Offering costs	—	—	—	—	(980,123)	—	—	(980,123)
Net loss	—	—	—	—	—	—	$(3,622,665)	(3,622,665)
September 30, 2019 (unaudited)	—	$—	16,372,171	$164	$35,455,890	$(7,447)	$(23,865,709)	$11,582,898

June 30, 2020 (unaudited)	—	$—	17,692,201	$176	$38,815,056	$(7,447)	$(36,926,825)	$1,880,960
Stock option compensation	—	—	—	—	24,277	—	—	24,277
Restricted stock unit compensation	—	—	—	—	99,303	—	—	99,303
Stock options exercised	—	—	26,525	1	38,334	—	—	38,335
Shares issued for vested restricted stock units	—	—	1,875	—	—	—	—	—
Shares issued for settlement	—	—	6,000	—	20,520	—	—	20,520
Net loss	—	—	—	—	—	—	$(1,839,620)	(1,839,620)
September 30, 2020 (unaudited)	—	$—	17,726,601	$177	$38,997,490	$(7,447)	$(38,766,445)	$223,775

HYRECAR INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription Receivable - Related	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Equity
December 31, 2018	—	$—	11,708,041	$117	$21,857,017	$(7,447)	$(16,496,757)	$5,352,930
Stock option compensation	—	—	—	—	789,106	—	—	789,106
Restricted stock unit compensation	—	—	—	—	204,925	—	—	204,925
Warrants exercised	—	—	274,224	3	873,400	—	—	873,403
Stock options exercised	—	—	70,703	1	81,458	—	—	81,459
Shares issued for services	—	—	115,000	1	555,149	—	—	555,150
Warrants exercised – cashless	—	—	174,502	2	(2)	—	—	—
Shares issued to investor from prior offering	—	—	2,513	—	—	—	—	—
Stock options exercised - cashless	—	—	2,188	—	—	—	—	—
Common stock issued for cash	—	—	4,025,000	40	12,074,960	—	—	12,075,000
Offering costs	—	—	-	—	(980,123)	—	—	(980,123)
Net loss	—	—	—	—	—	—	$(7,368,952)	(7,368,952)
September 30, 2019 (unaudited)	—	$—	16,372,171	$164	$35,455,890	$(7,447)	$(23,865,709)	$11,582,898

December 31, 2019	—	$—	16,393,171	$164	$35,857,835	$(7,447)	$(29,015,134)	$6,835,418
Stock option compensation	—	—	—	—	302,510	—	—	302,510
Stock option compensation modification	—	—	822,500	8	1,434,124	—	—	1,434,132
Restricted stock unit compensation	—	—	—	—	384,200	—	—	384,200
Stock options exercised	—	—	70,394	1	72,159	—	—	72,160
Stock options exercised – cashless	—	—	2,645	—	—	—	—	—
Shares issued for vested restricted stock units	—	—	38,925	—	—	—	—	—
Shares issued for legal services and settlement of payables and accrued liabilities	—	—	254,535	2	567,611	—	—	567,613
Shares issued for settlement	—	—	84,431	1	233,852	—	—	233,853
Shares issued for services	—	—	60,000	1	145,199	—	—	145,200
Net loss	—	—	—	—	—	—	$(9,751,311)	(9,751,311)
September 30, 2020 (unaudited)	—	$—	17,726,601	$177	$38,997,490	$(7,447)	$(38,766,445)	$223,775

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,751,311)	$(7,368,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,319	51,243
Stock-based compensation	2,610,412	1,485,181
Changes in operating assets and liabilities:
Accounts receivable	12,226	(8,299)
Deferred expense	—	9,003
Insurance deposit	(749,454)	—
Other current assets	(51,154)	(34,308)
Accounts payable	596,840	202,744
Accrued liabilities	1,159,323	(285,288)
Insurance reserve	188,223	292,195
Deferred revenues	(10,564)	(8,027)
Net cash used in operating activities	(5,940,140)	(5,664,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,208)
Deposits and other	—	(5,000)
Net cash used in investing activities	—	(6,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	72,160	81,459
Proceeds from note payable	2,004,175	—
Principal repayment on note payable	(5,000)	—
Proceeds from exercise of warrants	—	873,403
Proceeds from sale of common stock	—	12,075,000
Offering costs associated with underwriters in public offering	—	(753,750)
Offering costs	—	(226,373)
Net cash provided by financing activities	2,071,335	12,049,739

Decrease in cash and cash equivalents	(3,868,805)	6,379,023
Cash and cash equivalents, beginning of period	10,657,140	6,764,870
Cash and cash equivalents, end of period	$6,788,335	$13,143,893

Supplemental disclosures of cash flow information:
Cash paid for interest	$19	$—
Cash paid for income taxes	$800	$—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, the remaining capital raised through the prior public offerings and cash received on April 13, 2020 through a Paycheck Protection Plan Loan (“PPP Loan”). The PPP Loan proceeds were used for payroll, covered rent and other covered payments and is expected to be forgiven based on current information available. Due to COVID-19, we have examined operational expenses appropriate for the situation. The PPP Loan, in addition to our existing capital and the ability to reduce expense levels further if necessary, depending on the duration of the COVID-19 situation, causes us to continue to believe the Company has sufficient resources to continue as a going concern.

In March 2020, COVID-19 began spreading rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, and the imposition of protective public safety measures. Refer to Part I, Item 1A of the 2019 Form 10-K and Part II, Item 1A of this Form 10-Q, in each case under the heading “Risk Factors,” for more information.

Basis of Presentation – Unaudited Interim Financial Information

The unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim consolidated balance sheet. The financial data and the other information disclosed in these notes to the interim consolidated financial statements related to the nine-month periods are unaudited. Unaudited interim consolidated results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2019 and notes thereto that are included in the Company’s Annual Report on Form 10-K.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s most significant estimates and judgments involve recognition of revenue and estimates for future contingent customer incentive obligations, calculating insurance reserves, and the measurement of the Company’s stock-based compensation.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Insurance Reserve

The Company records a loss reserve for physical damage and other liability coverage caused to owner vehicles up to the Company's insurance deductibles, which vary by state. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company.

While certain liability insurance claims may take several years to completely settle, the Company's liability exposure limit is generally met in the near term. Due to our limited operational history, the Company makes certain assumptions based on both currently available information to estimate the insurance reserves as well as third party claims adjuster data provided on existing claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future periods for events that occurred in a prior period that differs from expectations. Accordingly, actual losses may vary significantly from the estimated amounts reported in the consolidated financial statements. Reserves are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts. Such adjustments are recorded in costs of revenues.

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

The following is a breakout of revenue components by subcategory for the three and nine months ended September 30, 2020 and 2019.

	Three Months ended September 30,2020	Three Months ended September 30, 2019	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019
Insurance and administration fees	$3,422,809	$1,848,524	$9,346,517	$5,390,289
Transaction fees	3,019,518	1,614,001	8,077,555	4,385,885
Other fees	428,886	382,361	1,055,444	1,640,232
Incentives and rebates	(57,388)	(134,614)	(301,890)	(394,317)
Net revenue	$6,813,825	$3,710,272	$18,177,626	$11,022,089

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

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $1,696,452 and $1,888,931 for the nine months ended September 30, 2020 and 2019, respectively.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation is included in the consolidated statements of operations as follows:

	Three Months ended September 30, 2020	Three Months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
General and administrative	$77,101	$479,308	$2,149,160	$1,155,482
Sales and marketing	27,605	71,233	287,680	241,346
Research and development	$39,394	$24,092	$173,572	$88,353

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the nine months ended September 30, 2020 and 2019, there were 1,179,464 and 2,754,945 options or warrants excluded, 301,700 and 351,900 restricted stock units excluded, and 100,000 and 100,000 forfeitable restricted stock shares excluded, respectively.

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the Company maintains balances in excess of the federally insured limits.

Other Concentrations

The Company has historically relied on a two primary insurance brokers and underwriters to provide automobile insurance on vehicles in service. There are multiple brokers and carriers who issue this type of insurance coverage, and the Company is regularly making reviewing leading insurers in the transportation and mobility sectors as this is an important part of our operations. The company does not believe the loss of our current broker or underwriter would have a material effect on our operations.

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

In October 2020, the FASB issued ASU No. 2020-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Accounting for Premium Amortization on Purchased Callable Debt Securities", which clarifies amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess shall be amortized to the next call date. This new standard will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are not currently involved in any significant legal arbitration or governmental proceedings, and we are not aware of any claims or actions pending or threatened against us. From time to time, as an operating business, we are involved in disputes (both formal and informal) with customer, partners and employees. The resolution of which we do not anticipate would have a material adverse impact to the financial statements.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities as of September 30, 2020 and December 31, 2019 is as follows:

	2020	2019
Accrued payables	$1,669,736	$394,896
Driver deposit	210,401	161,601
Deferred rent	67,591	98,000
Payroll liabilities	—	161,113
Accrued interest expense	22,781	—
Other accrued liabilities	—	88,302
Accrued liabilities	$1,970,509	$903,912

Note Payable

On April 13, 2020, the Company entered into a loan with JPMorgan Chase Bank, N.A. as the lender (“Lender”) in an aggregate principal amount of $2,004,175 pursuant to the Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent, and covered utility payments incurred by the Company during the 24-week period beginning on April 13, 2020, calculated in accordance with the terms of the CARES Act. The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

As of September 30, 2020, the PPP amount payable under the Note is $1,999,175. The PPP Loan proceeds were used for payroll, covered rent and other covered payments and is expected to be forgiven based on current information available. Further, the Company is in the process of applying to the Lender for forgiveness of the PPP Loan as of the date of this report.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No stock options were granted during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Board of Directors approved the grant of 1,125,000 stock options to various contractors and employees. The 2019 granted options had exercise prices ranging from $3.20 to $5.53, expire in ten years, and generally vest between two and four years. The total grant date fair value of these options was $2,077,801. The Company used the Black-Scholes option pricing model to value of stock option awards using the following input assumptions for the three and nine months ended September 30, 2019.

	Three Month Ended September 30, 2019	Nine Months Ended September 30, 2019

Expected volatility	45%	45%
Risk-free interest rate	1.73%	1.73% - 2.61%
Expected life in years	5.56	5.56 - 6.25
Expected dividend yield	0%	0%

Stock -based compensation expense for stock options for the three months ended September 30, 2020 and 2019 was $24,227 and $272,074, respectively, and $302,510 and $789,106 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the total estimated remaining stock-based compensation expense for unvested stock options is approximately $23,181 which is expected to be recognized over a weighted average period of 0.5 years.

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

Restricted Stock Units and Shares Issued for Services and Other

During the nine months ended September 30, 2019, the Company granted 360,000 restricted stock units to employees of the Company that generally vest between one and four years.

Stock-based compensation related to restricted stock units for the three months ended September 30, 2020 and 2019 was $99,303 and $102,734, respectively. Stock-based compensation related to restricted stock units for the nine months ended September 30, 2020 and 2019 was $384,200 and $204,925, respectively. As of September 30, 2020, unrecognized compensation expense related to the unvested restricted stock units is $520,454 and is expected to be recognized over approximately 1.6 years.

During the nine months ended September 30, 2020, the Company granted a contractor 100,000 restricted stock units that vest upon achieving specified milestones and business objectives. None of these milestones or objectives have been achieved to date and none are expected to vest under current circumstances.

During the nine months ended September 30, 2020, the Company granted 314,535 shares of common stock in exchange for legal and consulting services and the Company recognized stock-based compensation of $255,717 based on the closing price of the Company’s common stock on the date of grant. During the nine months ended September 30, 2020, the Company also issued 78,431 shares of common stock as legal settlement to Nathaniel Farber, a founder of the Company pursuant to Case No. CGC-18-571257 pertaining to the buyback of the Claimant Founders’ stock at the time of the IPO. Stock-based compensation of $213,332 was recognized during the nine months ended September 30, 2020 based on the closing price of the Company’s common stock on the date of issue.

During the nine months ended September 30, 2019, the Company granted 105,000 shares of common stock in exchange for legal and consulting services provided by two service providers. The Company valued the grants at $527,650 based on the closing price of the Company’s common stock on the grant date.

During the nine months ended September 30, 2019, the Company granted 10,000 shares of common stock to one consultant for services based on agreement entered into in January 2019. The Company valued the shares based on the closing price of the Company’s common stock on the date of the agreement and recognized $27,500 in stock-based compensation.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

Insurance

The president of the Company’s primary insurance broker through June 2020 is also a minority stockholder and holder of warrants. As of September 30, 2020 and December 31, 2019, the Company had outstanding balances to the insurer totaling $0 and $101,167, included in accounts payable or accrued liabilities, respectively. During the nine months ended September 30, 2020 and 2019, the Company paid the insurer approximately $2,580,136 and $3,643,196, respectively. On June 15, 2020, the Company completed moving its primary and excess automobile insurance liability programs over to a new insurance provider and is no longer using the related party broker.

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

Business and Trends

We generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily rental rate set by the Car Owner, plus a 10% HyreCar Driver Fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15-25% HyreCar Owner Fee. For example, as of September 30, 2020, the average daily rental rate of a HyreCar vehicle nationally is approximately $36.00 (“Daily Rental Rate”), plus a 10% HyreCar Driver fee ($3.60) and daily direct insurance fee of $13.00, totaling $52.60 in total daily gross billings in paid by the Driver via a credit card transaction. On average approximately 80% of the daily rental or $28.80 is transferred to the Owner via our merchant processing partner. HyreCar earns revenues from the two revenue share fees and the insurance totaling approximately $24.16 per day. Accordingly, the GAAP reportable revenue recognized by HyreCar is approximately $24.16 in this example transaction as detailed in the following table:

Daily Gross Revenue Example		Daily Net (GAAP) Revenue Example

National Average Daily Rental Rate	$36.00	HyreCar Owner Fee (~21% average)	$7.56

Driver Fee	$3.60	HyreCar Driver Fee (10% rate)	$3.60

Daily Insurance Fee	$13.00	Insurance Fee (100% of fee)	$13.00

Daily Gross Billing Paid by Driver	$52.60	Daily Average Net Revenue	$24.16

Gross billing is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners and all other revenue streams. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the company’s GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar’s net revenue margin is equal to approximately 45% ($18,177,626 HyreCar’s GAAP revenue over $40,553,085 Total Gross Billings). A breakout of revenue components is provided in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our audited consolidated financial statements.

Non-GAAP Financial Measures

Gross Billings

Gross billing is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners and all other revenue streams. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the company’s GAAP reportable revenue over gross billings.

The following table provides a reconciliation of our GAAP reported revenues to gross billings for the three and nine months ended September 30, 2020 and 2019:

	Three Months ended September 30, 2020	Three Months ended September 30, 2019	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019
Revenues (U.S. GAAP reported revenues)	$6,813,825	$3,710,272	$18,177,626	$11,022,089
Add: Refunds and rebates	389,539	330,574	1,124,017	852,357
Add: Owner payments (not recorded in financial statements)	7,950,090	4,263,545	21,251,442	12,779,095
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$15,153,454	$8,304,391	$40,553,085	$24,653,541

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

	Three Months ended September 30, 2020	Three Months ended September 30, 2019	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019
Net loss	$(1,839,620)	$(3,622,665)	$(9,751,311)	$(7,368,952)
Adjusted to exclude the following:
Other expense (income), net	71,419	(60,575)	35,297	(121,717)
Provision for income taxes	—	—	800	—
Depreciation and amortization	17,003	19,157	55,319	51,243
Stock-based compensation expense	144,100	574,633	2,610,412	1,485,181
Prior expenses settled in issuance of stocks	—	—	192,871	—
Adjusted EBITDA	$(1,607,098)	$(3,089,450)	$(6,856,612)	$(5,954,245)

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

Some highlights for the three months ended September 30, 2020 include:

●

Net rental days totaled approximately 273,000 rental days for the three months ended September 30, 2020, an increase of approximately 133,000 rental days or 95.0% over the 140,000 rental days recognized during the three months ended September 30, 2019, as the Company continued to expand its presence in key markets.

●

Net revenues totaled $6,813,825 for the three months ended September 30, 2020, an increase of $3,103,553 or 83.6% over the $3,710,272 recognized during the three months ended September 30, 2019, primarily as a result of the higher net rental days.

●

Cost of Sales totaled $3,917,365 for the three months ended September 30, 2020, an increase of $1,698,090 or 76.5% over $2,219,275 recognized during the three months ended September 30, 2019. The increase was primarily attributed to increase in net rental days revenues and technology costs.

●

Gross profit totaled $2,896,460 for the three months ended September 30, 2020, an increase of $1,405,463 or 94.3% over the $1,490,997 recognized during the three months ended September 30, 2019. The increase in revenues and gross profit were primarily attributed to higher rental days and net revenues.

●

Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $4,664,661 for the three months ended September 30, 2020, a decrease of $509,576 or 9.8% over $5,174,237 recognized during the three months ended September 30, 2019. The decrease in operating expenses were related to reduced planned expenses in response to COVID-19 situation.

●

Net loss totaled $1,839,620 for the three months ended September 30, 2020, a decrease of $1,783,045 or 49.2% over $3,622,665 recognized during the three months ended September 30, 2019. The decrease in net loss was driven by the operating expenses described above and increase net revenues recognized during the three months ended September 30, 2020.

●	Adjusted EBITDA (which is a non-GAAP financial measure as described above) totaled ($1,604,050) for the three months ended September 30, 2020, an increase of $1,485,400 or 48.1% from ($3,089,450) recognized for the prior year quarter ended September 30, 2019, primarily as a result of increase in net revenues and reduced operating expenses. However, adjusted EBITDA of ($1,604,050) for the three months ended September 30, 2020 was a sequential increase of $91,677 or 5.4% from ($1,695,727) recognized during the three months ended June 30, 2020, as well controlled operating expenses dramatically improved operating income.
17

Management’s Plan

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Going forward the Company intends to fund its operations through increased revenue from operations, the PPP Loan received in April 2020, and the funds raised through prior public securities offerings. Our annualized rental day run rate increased to over 1,100,000 as we set a new all-time high three-month average with over 91,000 days in the third quarter of 2020. Our weekly rental days are consistently over 20,000. Our business model and platform allowed us to leverage new opportunities within this crisis and create a larger market with ridesharing and delivery. As states continue to reopen, we expect to see steady revenue growth in the fourth quarter of 2020.

On August 25, 2020, the Company announced a partnership with Midway Car Rental, Inc. The Company's innovative platform will increase utilization of Midway’s inventory to take advantage of growing opportunities in commercial vehicle rentals. Midway Rental Car, Inc. is the largest privately held rental car agency in Los Angeles and a part of the Hankey Group, with eight rental locations in Southern California. We have seen substantial growth in interest from rental agencies that are considering HyreCar’s platform to increase fleet utilization. Further, on November 4, 2020, California voters passed Proposition 22 which protects the ability of app-based ridesharing and delivery drivers to continue working as independent contractors, while adding important new benefits and protections. Final certification of the election is expected in the coming weeks. We believe that significant opportunities will continue for vehicle rentals from food and package delivery drivers. For HyreCar, this will be incremental business as ridesharing and delivery continues to recover.

Further, much of our cost structure is variable in nature so that our costs for driver screening, insurance, merchant processing, and more has decreased towards the end of the current quarter in line with our current activity levels. Based on generally increasing revenues through the normal course of business and a high relative amount of variable costs as well as capital currently on hand, we believe the Company’s has sufficient resources to continue to operate its business for at least the next 12 months.

Below is our nationwide footprint with expanding volumes of quarterly rental days and net revenues from the quarter ended December 31, 2018 through September 30, 2020.

Components of Our Results of Operations

The following describes the various components that make up our results of operations, discussed below:

Revenue is earned from fees associated with matching Drivers to Owners of cars that meet the strict requirements imposed by ridesharing services (Lyft and Uber) and delivery (Door Dash, Instacart and Postmates) with Drivers. A Driver will typically rent a car through one transaction via our on-line marketplace. We recognize GAAP reportable revenue primarily from a transaction fee and an insurance fee when a car is rented on our platform when the Company 1) identifies the contract with the customer 2) identifies the performance obligations in the contract 3) determines the transaction price, 4) determines if an allocation of that transaction price is required to the performance obligations in the contract, and 5) recognizes revenue when or as the companies satisfies a performance obligation.

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

Results of Operations

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Revenues and Gross Profit. Revenues totaled $6,813,825 for the three months ended September 30, 2020, an increase of $3,103,553 or 83.6% over the $3,710,272 recognized during the three months ended September 30, 2019. Gross profit totaled $2,896,460 for the three months ended September 30, 2020, an increase of $1,405,463 or 94.3% over the $1,490,997 recognized during the three months ended September 30, 2019. The increase in revenues and gross profit were primarily attributed to higher rental days and net revenues.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $4,664,661 for the three months ended September 30, 2020, an decrease of $509,576 or 9.8% over $5,174,237 recognized during the three months ended September 30, 2019. The decrease in operating expenses were related to reduced planned expenses in response to COVID-19 situation. General and administrative totaled $2,080,037 for the three months ended September 30, 2020, a decrease of $262,066 or 11.2% over $2,342,103 recognized during the three months ended September 30, 2019. The decrease was primarily attributed to decrease in stock-based compensation expense, operations and support functions. Sales and marketing totaled $1,824,938 for the three months ended September 30, 2020, a decrease of $446,954 or 19.7% over $2,271,892 recognized during the three months ended September 30, 2019. The decrease was primarily attributed to decrease in digital advertising partially offset by increase in commissions expense. Research and development totaled $759,686 for the three months ended September 30, 2020, an increase of $199,444 or 35.6% over $560,242 recognized during the three months ended September 30, 2019. The increase was primarily attributed to the growth in the technology team related to the enhancement and maintenance of our digital marketplace technology platform.

Loss from Operations. Loss from operations totaled $1,768,201 for the three months ended September 30, 2020, a decrease of $1,915,039 or 52.0% over 3,683,240 for the three months ended September 30, 2019. The decrease in loss from operations was driven by the lower operating costs described above, partially offset by the higher net revenues recognized during the year.

Other (Income) Expense. Other (Income) Expense totaled $71,419 in net expense for the three months ended September 30, 2020, a decrease of $131,994 or 217.9% over 60,575 of net income for the three months ended September 30, 2019. The decrease was primarily due to decrease in interest income and increase in non-operational expenses and loan interest expense.

Net Loss. Net loss totaled $1,839,620 for the three months ended September 30, 2020, a decrease in net loss of $1,783,045 or 49.2% over $3,622,665 recognized during the three months ended September 30, 2019. The decrease in net loss was driven by the lower operating expenses described above, partially offset by the higher net revenues recognized during the three months ended September 30, 2020.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Revenues and Gross Profit. Revenues totaled $18,177,626 for the nine months ended September 30, 2020, an increase of $7,155,537 or 64.9% over the $11,022,089 recognized during the nine months ended September 30, 2019. Gross profit totaled $7,609,234 for the nine months ended September 30, 2020, an increase of $2,931,661 or 62.7% over the $4,677,573 recognized during the nine months ended September 30, 2019. The increase in revenues and gross profit were primarily attributed to higher rental days and net revenues.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $17,324,448 for the nine months ended September 30, 2020, an increase of $5,156,206 or 42.4% over $12,168,242 recognized during the nine months ended September 30, 2019. The increase in operating expenses was related to the scaling of our business across all functional areas and stock-based compensation expense. General and administrative totaled $9,219,274 for the nine months ended September 30, 2020, an increase of $3,369,446 or 57.6% over $5,849,828 recognized during the nine months ended September 30, 2019. The increase was primarily attributed to increase in stock-based compensation expense, headcount and salaries, legal, operations and support functions. Sales and marketing totaled $5,986,209 for the nine months ended September 30, 2020, an increase of $1,276,690 or 27.1% over $4,709,519 recognized during the nine months ended September 30, 2019. The increase was primarily attributed to increase in digital advertising, commissions expense and sales personnel. Research and development totaled $2,118,965 for the nine months ended September 30, 2020, an increase of $510,070 or 31.7% over $1,608,895 recognized during the nine months ended September 30, 2019. The increase was primarily attributed to the growth in the technology team related to the enhancement and maintenance of our digital marketplace technology platform.

Loss from Operations. Loss from operations totaled $9,715,214 for the nine months ended September 30, 2020, an increase of $2,224,545 or 29.7% over 7,490,669 for the nine months ended September 30, 2019. The increase in loss from operations was driven by the higher operating costs and non-cash stock-based compensation expense described above, partially offset by the higher net revenues recognized during the year.

Other (Income) Expense. Other (Income) Expense totaled $35,297 in net expense for the nine months ended September 30, 2020, an increase of $157,014 or 129.0% over 121,717 in net income for the nine months ended September 30, 2019. The increase was primarily due to decrease in interest income and increase in business tax and loan interest expense.

Net Loss. Net loss totaled $9,751,311 for the nine months ended September 30, 2020, an increase in net loss of $2,382,359 or 32.3% over $7,368,952 recognized during the nine months ended September 30, 2019. The increase in net loss was driven by the higher operating expenses and stock-based compensation expense described above, partially offset by the higher net revenues recognized during the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2020, our principal sources of liquidity were cash and cash equivalents of $6,788,335 compared to $10,657,140 as of December 31, 2019. Cash and cash equivalents include money market deposit accounts denominated in U.S. dollars.

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

Cash Flows

Net cash used in operating activities was $5,940,140 for the nine months ended September 30, 2020. This consisted primarily of a net loss of $9,751,311 offset by non-cash stock-based compensation expense of $2,610,412 largely driven by the recognition of costs related to stock options and RSUs. Additionally, there was an increase in accounts payable of $596,840 and accrued liabilities of $1,159,323 and increase in insurance deposit of $749,454.

Net cash used in operating activities was for the nine months ended September 30, 2019 resulted in cash outflows of $5,664,508. This consisted primarily of a net loss of $7,368,952 offset by non-cash stock-based compensation expense of $1,485,181 and non-cash depreciation and amortization of $51,243. Additionally, there was an increase in accounts payable of $202,744 and insurance reserve of $292,195 partially offset by decrease in accrued liabilities of $285,288.

Net cash used in investing activities was $6,208 for the nine months ended September 30, 2019, which primarily consists of purchases of property and equipment and deposits.

Net cash provided by financing activities was $2,071,335 for the nine months ended September 30, 2020, which primarily consists of net proceeds received from the PPP loan and proceeds from the exercise of options.

Net cash provided by financing activities was $12,049,739 for the nine months ended September 30, 2019, which primarily consists of proceeds from exercise of warrants and stock options.

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

For the nine months ended September 30, 2020 and 2019, there were no dividends paid and we have no plans to commence the payment of dividends. We have no current plans to issue further shares on the market but will continue to assess market conditions and the company’s cash flow requirements to ensure the Company is appropriately funded.

There is no significant external borrowing at the reporting date and the Company is not subject to any externally imposed capital requirement.

Critical Accounting Policies, Judgments, and Estimates

Our consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. There have been no material changes to our critical accounting policies and estimates as of September 30, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material investors.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any significant legal arbitration or governmental proceedings, and we are not aware of any claims or actions pending or threatened against us. From time to time, as an operating business, we are involved in disputes (both formal and informal) with customer, partners and employees. The resolution of which we do not anticipate would have a material adverse impact to the consolidated financial statements.

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

HyreCar Inc.

Date: November 11, 2020	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

HyreCar Inc.

Date: November 11, 2020	By:	/s/ Scott Brogi
Scott Brogi
Chief Financial Officer (Principal Financial and Accounting Officer)

