Form 10-K
period 2020-12-31
HyreCar Inc.
filed 2021-03-31
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $44,347,276 as of June 30, 2020, the last business day of the registrants most recently completed second quarter based on the closing price of the common stock on the Nasdaq Capital Market. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

20,330,352 shares of common stock were issued and outstanding as of March 30, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows;
●	our ability to effectively manage our growth and maintain and improve our corporate culture;
●	the potential benefits of and our ability to maintain our relationships with ridesharing companies, and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●	our marketing capabilities and strategy;
●	our ability to maintain a cost-effective insurance program;
●	our industry is in early stages of growth
●	our anticipated investments in new products and offerings, and the effect of these investments on our results of operations;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	our competitive position, and developments and projections relating to our competitors and our industry;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
●	our ability to comply with existing, modified, or new laws and regulations applying to our business.

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

HyreCar is a car-sharing marketplace that allows car owners (collectively, “Owners”) to rent their idle cars to ride-sharing service drivers (collectively, “Drivers”). By sourcing vehicles from individual Owners, part-time Drivers may more easily enter and exit the market and our business model allows us to satisfy fluctuating transportation demand in cities around the United States by matching Owners and Drivers. In 2019 we began to diversify our vehicle supply to include commercial owners of vehicles including car dealerships and fleet owners to help increase activity levels.

Our business is based on a proprietary car-sharing marketplace developed to (i) onboard Owners and Drivers, (ii) facilitate the matching of Owners and Drivers and (iii) log rental activity for Owners and Drivers. All transactions related to the rental (including, but not limited to, background checks, rentals, deposits and insurance costs) are run securely through the HyreCar platform. Drivers and Owners access their rental or car dashboards through a unique login. Drivers can initiate, terminate or extend a rental through the platform while Owners can manage their car or fleet of cars through the platform.

We believe we have a competitive advantage with our commercial automobile insurance policy that covers both Owners and Drivers. The policy is specifically designed to cover the period of time in which a Driver is operating an Owner’s vehicle while not actively operating a vehicle on a ride-sharing platform, such as Uber or Lyft. During the periods when Drivers are actively operating on a ride-sharing platform, the insurance subordinates to the state mandated insurance provided by the third party ride-sharing business. To our knowledge, we are the only provider of this car-matching service utilizing this unique insurance product.

To date, the majority of our growth has been from the dealer sales efforts to build sustainable vehicle supply focused on key markets through the United States. Our car supply has changed from mostly individuals which is where we initially sourced, but now with more of our car supply and rental days coming from the commercial side of the business – consisting primarily of dealers and large fleet owners. We have seen a particular emphasis on states in the southern portion of the United States in late 2019, and now the majority of our daily rental days come from certain states including Georgia, California, New York, Pennsylvania, and Texas. We have also increased driver leads matched in those same key markets, which has been achieved through organic search traffic and paid search advertising. Going forward we will direct advertising dollars strategically because we believe that online channels and offline brand awareness will provide substantial opportunities for growth.

Impact of COVID-19 to our Business

In March 2020, COVID-19 began spreading rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the extent, trajectory and duration of the pandemic, the  availability of effective treatments and vaccines, and the imposition of further protective public safety measures nationlly or in the markets in which we operate. Refer to Part I, Item 1A of the of this Form 10-K under the heading “Risk Factors,” for more information.

Industry and Market Opportunities

Our company was founded to capitalize on a combination of two growth markets: ridesharing (an industry led by Uber and Lyft) and car-sharing (an industry led by companies such as Turo, Inc. and ZipCar, Inc.). Our customers are the Drivers that use our car-sharing platform to rent a car and then use that car to make money driving for either Uber or Lyft. Finding enough cars and drivers to meet demand has been a problem for ride-sharing companies. Recently we have expanded our target marketing to drivers who provide delivery services with companies like Instacart and Postmates.

The transportation industry represents a massive market. In the United States alone, consumer expenditures on transportation were approximately $1.1 trillion and $1.3 trillion in 2020 and 2019, respectively. Transportation was the second largest household expenditure after housing and was almost twice as large as healthcare and three times as large as entertainment. We believe we are still in the relatively early phases of potentially capturing part of the opportunity in the industry. In 2019, ridesharing accounted for just seven percent of total vehicle miles travelled in the United States and in a 2016 survey, 57% of U.S. respondents who used sharing services said that well-priced and convenient offerings could cause them to give up ownership altogether.

We have added over 38,000 Drivers, matching them with Owner vehicles that have been used on the Uber and Lyft platforms over the past several years. During the years ended December 31, 2020 and 2019, we added approximately 14,000 and 11,000 new Drivers, respectively, into cars so that they could drive for Uber and Lyft. These numbers represent an equivalent 127.3% growth rate in new drivers onto the HyreCar platform year over year.

Ride-sharing Industry (Uber and Lyft)

The growth in ridesharing over the past few years has kicked off a transportation revolution. Smart phones are now used as ride hailing apps, transactions are processed through online platforms and transportation as a service is becoming more and more personalized. The industry has experienced tremendous traction. According to a July 2016 post on TechCrunch, it took Uber six years, to December 2015, to complete a billion rides and by the end of 2020, Uber announced that it had completed its two-billionth ride.

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

Food and Package Industry (Instacart and Grubhub)

With the growth in food, package and grocery delivery services such as Instacart, Postmates, Uber Eats and Grubhub, Hyrecar expects driver demand for services like HyreCar to continue into 2021. With expected revenues for all food delivery companies to top $123B in 2020 and expectations to increase to $164B by 2024. Drivers participating into the Gig economy are diversifying their sources of income across many different TNCs and delivery services. Over 61% of all HyreCar drivers are active drivers for both rideshare and delivery service companies. The package and food delivery companies have seen tremendous demand in the first quarter of 2020, and expect continued growth into 2021 as more and more households move away from traditional in store purchase to online and mobile purchases for the same goods.

Car-sharing Industry

Shared mobility market began to rapidly develop around 2010-2011 when the total number of its users exceeded one million. In 2017, there were already around 10 million people using this type of service, and according to a study by Frost & Sullivan, by 2025 their numbers will reach 36 million, maintaining the annual growth rate of 16.4%. Global Market Insights forecasts the value of the global car sharing market in 2024 at $11 billion. At present, the leading shared mobility markets are the U.S. and Western Europe, while experts predict that Asia will experience the fastest growth in this field. HyreCar is attempting to capitalize on this opportunity as demand from traditional taxi and public transportation options is transferred to shared transportation. Further, growth is expected from this opportunity as the accelerating trend of the mass ease-of-use and availability of shared transportation permanently shifts some driving habits away from personal vehicle ownership. Evidence of this decline, while not yet a national trend, can be seen in large cities as vehicle ownership is beginning to decline. Longer term, we envision a potential impact on the auto industry as a whole from a subset of people permanently changing their driving habits and selling their cars entirely in favor of using shared transportation.

Competition

We believe the key differentiator between HyreCar and our competitors is our asset light model, which allows us to connect excess car inventory to drivers without actually owning or managing the vehicles. This allows our prices to be competitive with other vehicle solutions because we do not have the monthly vehicle overhead or infrastructure costs that our competitors may have. Other advantages include the following:

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

2.

Convenience: In some cases, drivers are renting a car from a local supplier or even their neighbor. They walk down the street, take the keys and go. With Hertz, FlexDrive, Fair or Avis, only one or two retail outlets participate in the Uber and Lyft programs.

3.

Flexibility: The ability to use the same car for both rideshare companies plus food delivery is an important reason why many drivers choose our platform. Coupled with a comprehensive protection program that includes insurance, drivers are attracted to this unique service not offered by our competition.

Among vehicle solutions for ride-sharing rentals, are Avis, FlexDrive, Getaround and HyreCar. These car rental companies are similar in one way: they operate in the U.S. and provide cars drivers to rent and drive on the Uber or Lyft platform. However, their business models vary widely.

Hertz (OTC:HTZGQ) and Fair.com (“Fair”) were competitors with vehicle supply partnerships with Uber, but both floundered in 2020. Hertz declared bankruptcy mid-year and following Uber’s spring 2019 initial public offering, Fair was offering promotional weekly rates to Uber drivers, which presented a competitive threat in certain marketing, particularly in California. The partnership ended in February 2020 when Uber announced it was ending this “Fair Go” partnership, and as a result Fair has exited the weekly rental business .

A comparative analysis of markets, pricing limitations and age requirements are as follows:

Markets	Nationwide	30+ Cities	26+ Cities	9+ Cities
Rental Length and Age Requirement	2-Day Minimum / 21+	24-Hour Minimum / 25+	7-Day Minimum / 25+	1-Hour Minimum / 21+
Service Limitation	No Limits	Uber Only	Lyft Only	Uber Only
Deposit	$99 in some states based on driver risk	None	$250	$150
Average Weekly Rates**	Owners set pricing on the platform, around $200 per week with incentives	$209 per week plus $0.10 - $0.30 per mile (depends on location, taxes and fees)	$209 per week (disqualified from Express Pay and driver bonuses)	$5 per hour + 3% Booking fee of trip price + $0.5 per mile daily trip mileage overages
All-In Cost*	$311	$340	$390	$498

* Includes insurance, weekly cost assumes 1,000 miles driven per week, assumes maximum 12-hour rental per day, assumes $0.10 per mile plus 15% taxes and fees applied to advertised competitor pricing.

** Assumes $150 per week in driver bonuses.

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

Why Drivers Use Our Service

●	Attractive Economics: Drivers’ ability to earn income by driving for multiple ride-sharing or delivery services simultaneously.

●	Pay-As-You-Go: Drivers are not locked into long-term lease agreements or monthly payments or even subscription fees.

●	Convenience: Drivers can quickly pick up the car from a location close by. Typically getting behind the wheel in under 48 hours.

●	Transparency and Trust: No hidden fees and only Car Owners who have been properly vetted are permitted to use the platform.

●	Customer Experience: Application of game-design elements (i.e. gamification) of the platform keeps Drivers engaged.

Why Owners Use Our Service

Data from a national survey of driving behavior indicates that private vehicles are in use 5% or less during any given day, or about one hour per day. Given the excess capacity of vehicle hours, higher vehicle utilization rates, and lower vehicle ownership rates, we expect a consumer shift towards acceptance of car-sharing. Based on the results of the survey, we believe our platform is advantageous for the following reasons:

●	Passive Income: We often match Owners with long term Drivers, which provides the Owners with a steady source of passive income resulting from our re-booking process.

●	Insurance: Physical damage and liability policies fill the gaps left by personal and ride-sharing policies.

●	Review of Drivers: Drivers must pass our extensive background checks which even exceed the Uber and Lyft background checks.

Insurance Coverage

A key component to our business is our commercial auto insurance coverage. The two-sided nature of our platform means that we need to insure both the Driver and the Owner. Prior to any rental the Driver and Owner are provided an insurance ID card that lists the driver’s name and the vehicle identification number. Insurance is typically generated for the rental until the Owner confirms drop-off of the rented vehicle by the Driver. The vehicle pick-up and drop-off is all managed through our platform. An Owner takes pictures of his or her vehicle prior to pressing the “Confirm Pick-up” button on the HyreCar mobile app. After the rental is completed, the Owner presses the “Confirm Drop-off” button on the HyreCar mobile app and the rental ends.

AON is our insurance broker utilizing their Digital Economy Practice for consulting and insurance placement activities. AON is the leading global professional services firm providing advice and solutions in risk, retirement and health. We moved our annual automobile insurance policy to Apollo for the policy year June 2020 to June 2021 under improved terms and conditions.

For insurance purposes a vehicle rental is broken into four distinct driving periods. Period 0 is when the Driver has picked a vehicle up from the Owner and is driving with the Uber or Lyft app turned-off. Period 1 is when the Driver has the Uber or Lyft app turned-on but has not yet accepted a fare. Period 2 is when the Driver has accepted a fare and is on the way to pick-up a passenger. Period 3 is when a passenger is in the vehicle. The HyreCar policy is specifically written to cover periods in which the Drivers are operating HyreCar vehicles OFF the Uber or Lyft platform (period 0). During the periods when Drivers are operating ON the Uber or Lyft platform (periods 1, 2 and 3), the HyreCar liability insurance subordinates to state mandated insurance provided by Uber and Lyft. This enables us to keep insurance costs and liability low by leveraging state mandated insurance policies provided by the TNCs.

  Business Structure and Strategy

We operate out of our corporate office in Los Angeles, California. Our technology platform allows for a relatively small staff compared to the size and reach of our business. For example, our platform matches drivers and owners in certain states and key markets with no physical presence in those states, with the exception of California. Our business structure is divided into three distinct departments: General and Administrative, Sales and Marketing and Research and Development.

Sales and Marketing are vital to our future profitability and growth. Most of our customers need to be sold into a car because they are initially reluctant to pay upfront fees. Early interactions with our customers indicated that if customers were walked through the process once by a member of our sales and marketing team, the customers were more inclined to use and continue to use our services for a longer period of time.  As we have streamlined our technology stack, user experience, and strengthened our brand in the industry, consuming rental vehicles through our applications has become a much more seamless process.  We have found that a segment of our user base can seamlessly flow through our reservation journey with very few touch points.  Due to this we have transitioned the majority of our sales staff into drivers success agents who facilitate the rental process, provide guidance on best places rideshare drivers are making the most income, and generally more of a customer support role.

The Driver Success Team is currently 28 employees, including 2 managers, which are divided into different specialties based on points in the reservation flow.  For example, to onboard drivers to the platform we have an outsource group that has a sole focus to get drivers into and through our driver vetting process or background check.  After that there is a team of driver success agents who facilitate the driver to rent the vehicle, troubleshoot any issues with the vehicle supplier, generate insurance and inspection documents and make sure that the driver can upload the rental vehicle to their rideshare platform.  The Owner team is comprised of agents who are very familiar with the nuances of operating a fleet of vehicles on the HyreCar platform.   The Owner sales team’s primary objective is to get Owners to list their cars on the platform.  To compliment and tie together the Owner and driver teams, we have built a utilization team with the core focus to facilitate both the driver and owners sides of the marketplace to optimize vehicle utilization for all HyreCar Owners.  To underpin the supply side of the marketplace, there is also a specialized group of dealerships and mini fleet sales representatives who present the Platform solution to B2B Owners.   As the driver success team has become more efficient as we have scaled, we do not expect the need to add headcount as rapidly through 2021 in order for us to continue to achieve forecasted revenue growth rates.

Leveraging headcount more efficiently is a key assumption that we believe drives profitability. The ability to grow topline revenue without significant increases to operating expense is achieved through a combination of marketing, sales, support and technology. Attribution of organic bookings is directly related to the quality of marketing leads generated and user interface/experience enhancements (UI/UX) per technology development. HyreCar has invested in a partnership with a leading SEO firm to continue maximizing organic rankings on Google search pages. Additionally, new market automation tools have allowed HyreCar to communicate directly with its drivers with specially curated messaging to increase awareness of available vehicles and incentive programs for each target DMA and market segment. The company’s expectation is that both aspects contribute to low operating expense growth in relation to revenue, which in-turn, the company believes, will lead to higher gross profit in 2021.

We currently operate with one technology development team in the United States, including multiple full-time developers based out of our home office in Los Angeles. These teams are tasked with maintaining the current codebase and website, and incrementally adding enhancement to the Owner and Driver application and website to support our expansion into institutional car supply nationally.

Support and operations underpin the company. New Dealer onboarding, insurance claims management, owner payment resolutions, Driver payment resolutions, collections, chat support, email support, phone support, late rentals, car recovery, Driver verifications, insurance generation and insurance verification all work together to create what we believe is a “best in class” customer service experience. Currently, we have 12 in-house customer support staff in our Los Angeles office as well as 20 independent contractors located in the Central Time Zone through our outsourced partner who we added in mid-2019. Our plan is to focus our domestic customer support team on being client-facing for larger commercial accounts and scale by outsourcing as we continue to grow. We believe that customer service is critical to our goal of bringing new Drivers/Owners onto the platform and retaining those customers who have already utilized our services.

Revenue Model

We  generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily rental rate set by the Car Owner, plus a 10% HyreCar Driver Fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15-25% HyreCar Owner Fee. For example, as of December 31, 2020, the average daily rental rate of a HyreCar vehicle nationally is approximately $36.00 (“Daily Rental Rate”), plus a 10% HyreCar Driver fee ($3.60) and daily direct insurance fee of $13.00, totaling $52.60 in total daily gross billings is paid by the Driver via a credit card transaction. On average approximately 80% of the daily rental or $28.80 is transferred to the Owner via our merchant processing partner. HyreCar earns revenues from the two revenue share fees and the insurance totaling approximately $24.16 per day. Accordingly, the GAAP reportable revenue recognized by HyreCar is $24.16 in this example transaction, as detailed in the following table:

Daily Gross Revenue Example		Daily Net (GAAP) Revenue Example

National Average Daily Rental Rate	$36.00	HyreCar Owner Fee (~21% Average)	$7.56

Driver Fee	$3.60	HyreCar Driver Fee (10% rate)	$3.60

Daily Insurance Fee	$13.00	Insurance Fee (100% of fee)	$13.00

Daily Gross Billing Paid by Driver	$52.60	Daily Average Net Revenue	$24.16

Gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. It is important to note that gross billings is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to asses our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the company’s GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar’s net revenue margin is equal to approximately 45.2% ($25,231,741 HyreCar’s GAAP revenue over $55,761,917 Total Gross Billings). A breakout of revenue components is provided in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our audited consolidated financial statements.

Marketing Plan

Our marketing team periodically reviews keyword searches using Google Analytics. Thirty keywords and phrases were chosen and analyzed, allowing the team to determine in which cities the persons searching for the keywords and phrases were located. For example, approximately 400,000 people in Los Angeles googled key words like, “rent a car for Uber,” “Uber,” and “Uber Leasing.” Overlaying our customer demographics with the Google search results created a Driver/Owner affinity population of approximately 25 million potential customers, with the bulk of the 25 million concentrated in 16 core geographic locations. Our key geographies currently consist of ten key metropolitan statistical areas (MSA) based on the driver demand for ridesharing and delivery activity as part of the gig economy with large population bases. As we built out the institutional car supply through year ended December 31, 2020, our historical car supply constraints were largely addressed. Further, we have started focusing more locally on approximately ten key metropolitan markets in certain states. Currently more than 75% of our car supply comes from commercial versus individual sources and for the fourth quarter of 2020 more than 75% of our rental days come from a few key states including California, Florida, Georgia, New York, Pennsylvania, Texas and Maryland.

Insurance Opportunity

A large percentage of our cost of revenues is direct insurance and claims expense, which we pay to the insurance company. The premiums are broken into two categories, liability insurance and physical damage. The unique nature of our insurance enables us to keep insurance costs and liability low by leveraging state mandated insurance policies provided by the Transportation Network Companies.

In addition to self-insurance, the company is also working with AON to develop new and innovative insurance products. The company is reviewing alternative insurance opportunities including a new type of owner “lay-up” insurance and higher insurance level for fleet vehicle owners on the HyreCar platform. Lay-up insurance replaces the need for an owner’s personal auto insurance policy and would represent significant cost savings when compared to other insurance options available in the market today. Offering this type of insurance product benefits the company in multiple verticals, including reduced insurance claim expense, greater customer retention and stickiness to the HyreCar platform.

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

Employees

As of December 31, 2020, we employ 86 full-time personnel primarily in our headquarters location in downtown Los Angeles, California, although our team has largely been remote since March 2020 due to COVID-19 limitations.

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

We were founded in 2014. Our limited operating history makes it difficult to evaluate our current business and prospects and plan for and model our future growth. We have encountered and will continue to encounter risks and uncertainties frequently encountered by rapidly growing companies in developing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the ridesharing or car-sharing market, our results of operations and financial results could differ materially from our plans and forecasts. Although we have experienced periods of rapid growth since our inception, there is no assurance that such growth will continue. Any success we may experience in the future will depend in large part on our ability to, among other things:

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

If we are unable to achieve our key objectives, including the objectives listed above, our business and results of operations will be adversely affected, and the value of our securities could decline.

The COVID-19 pandemic has disrupted and harmed, and is expected to continue to disrupt and harm, our business, financial condition and results of operations. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business, financial condition and results of operations and the achievement of our strategic objectives.

Our business, operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans, travel restrictions and shelter-in-place orders. The pandemic and these related responses have caused, and are expected to continue to cause, decreased demand for our platform relative to pre-COVID-19 demand, the global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains, and significant volatility and disruption of financial markets.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

●

Declines in travel as a result COVID-19, including commuting, local travel, and business and leisure travel, has resulted in decreased demand for our platform which has decreased our anticipated revenue growth trajectory. During certain periods in the past, these factors have led to a decrease in earning opportunities for drivers on our platform. Changes in travel trends and behavior arising from COVID-19 may continue to develop or persist over time and further contribute to this adverse effect.

●

Changes in driver behavior arising from COVID-19 have led to reduced levels of driver availability on our platform. To the extent that driver availability is limited, our service levels may be negatively impacted, which may adversely affect our business, financial condition and results of operation.

●

The responsive measures to the COVID-19 pandemic have caused us to modify our business practices by having employees work remotely or holding virtual meetings. We may in the future be required to or choose voluntarily to take actions for the health and safety of our workforce, whether in response to government orders or based on our own determinations of what is in the best interests of our employees or users of our platform. The effects of the pandemic, including remote working arrangements for employees, may also impact our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. To the extent these measures result in decreased productivity, harm our company culture, adversely affect our ability to maintain internal controls, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.

Our results of operations vary and are unpredictable from period-to-period, which could cause the trading price of our common stock to decline.

Our results of operations have historically varied from period-to-period and we expect that our results of operations will continue to do so for a variety of reasons, many of which are outside of our control and difficult to predict. Because our results of operations may vary significantly from quarter-to-quarter and year-to-year, the results of any one period should not be relied upon as an indication of future performance. We have presented many of the factors that may cause our results of operations to fluctuate in this “Risk Factors” section. Fluctuations in our results of operations may cause such results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the trading price of our common stock to decline.

The ridesharing market and the market for our service offerings are still in relatively early stages of growth and if such markets do not continue to grow, grow more slowly than we expect or fail to grow as large as we expect, our business, financial condition and results of operations could be adversely affected.

The ridesharing market has grown rapidly since we launched our car-sharing marketplace in 2014, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend to a substantial extent on the willingness of people to widely-adopt car-sharing and ride-sharing generally. We cannot be certain whether the COVID-19 pandemic will negatively impact the willingness of drivers or passengers to participate in ridesharing. If the public does not perceive ridesharing as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on Lyft or Uber or similar platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we may re-evaluate the markets in which we operate, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.

We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as transportation network companies (“TNCs”), ridesharing, food and package delivery, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, environmental health and safety, background checks, public health, anti-corruption, anti-bribery, and delivery of goods including (but not limited to) medical supplies, perishable foods and prescription drugs are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.

Recent financial, political and other events have increased the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors, such as ridesharing and delivery companies. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft and Uber platforms. Subsequently, voters in California voted on Proposition 22, a state ballot initiative that provides a framework for drivers utilizing platforms such as Lyft to maintain their status as independent contractors under California law. Based on the unofficial results published by the California Secretary of State indicating that Proposition 22 was approved, Lyft filed a petition for rehearing of our appeal with the California Court of Appeal on November 6, 2020.

The results of Proposition 22 in California may cause us to alter our operations and incur additional costs.

The recent passage of Proposition 22 in California may impact how TNCs provide different earning opportunities to drivers in California. We expect that this transition will require additional costs as TNCs transition drivers to this new model, including the logistics of providing the additional earning opportunities, and as a result may result in potential changes to the pricing or method by which customers utilize these services, and in turn the services we offer. The change in model may also affect our ability to attract and retain drivers and vehicle owners in this market. To the extent similar classification models are adopted in other jurisdictions, we may face similar costs and challenges.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

Due to the global nature of the Internet, it is possible that various states might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and digital services. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494 where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Other new or revised taxes and, in particular, digital taxes, sales taxes, VAT and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products services over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such revenue growth rate or growth in demand for our offerings may slow over time.

We have grown rapidly over the last several years, and therefore, our recent revenue growth rate and financial performance should not be considered indicative of our future performance. We have experienced a decline in ur anticipated revenue growth trajectory due to decreased demand in the second quarter for our car-sharing platform in light of the COVID-19 pandemic, and we expect that our revenue growth rate and financial performance in future quarters will continue to be harmed while responsive measures to COVID-19, such as travel bans and restrictions and shelter-in-place orders, remain in place. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates will slow in future periods due to a number of reasons, which may include impacts of the COVID-19 pandemic on our business, slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market or market saturation, increasing regulatory costs and challenges and resulting changes to our business model and our failure to capitalize on growth opportunities.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

Our ability to manage our growth and business operations effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations.

Any actual or perceived security or privacy breach could interrupt our operations, harm our brand and adversely affect our reputation, brand, business, financial condition and results of operations.

Our business involves the collection, storage, processing and transmission of our users’ personal data and other sensitive data. An increasing number of organizations, including large online and off-line merchants and businesses, other large Internet companies, financial institutions and government institutions, have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. In addition, users on our platform could have vulnerabilities on their own mobile devices that are entirely unrelated to our systems and platform, but could mistakenly attribute their own vulnerabilities to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect.

Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of personal data, could adversely affect our business.

We receive, transmit and store a large volume of personally identifiable information and other data relating to the users on our platform. Numerous local, municipal, state, and federal laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, Section 5(c) of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, which becomes operative on January 1, 2023. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CPRA will require new disclosures to California consumers and affords such consumers new data rights and abilities to opt-out of certain sharing of personal information. The CPRA provides for fines of up to $7,500 per violation, which can be applied on a per-consumer basis. Aspects of the CPRA and its interpretation and enforcement remain unclear. The effects of this legislation potentially are far-reaching, however, and may require us to further modify our data processing practices and policies and incur additional compliance-related costs and expenses. The CPRA and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, certain members of our management team have limited experience managing a public company.

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market. For example, the Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

-11

We rely on third-party background check providers to screen potential drivers, and if such providers fail to provide accurate information, or if providers are unable to complete background checks because of court closures or other unforeseen government shutdown, or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

We rely on third-party background check providers such as Checkr to screen the records of potential drivers to help identify those that are not qualified to utilize our platform pursuant to applicable law or our internal standards. Our business has and may continue to be adversely affected to the extent we cannot attract or retain qualified drivers as a result of such providers being unable to complete certain background checks because of court closures or other government shutdown related to the COVID-19 pandemic, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.

We could be subject to claims from TNC or delivery drivers or third parties that are harmed whether or not our platform is in use, which could adversely affect our business, brand, financial condition and results of operations.

We are regularly subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, TNC and delivery drivers or third-parties, as applicable, that are attributed to us through our offerings. We may also be subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform or for harm related to the actions of drivers, TNC riders, or third parties, or the management and safety of our platform and our assets, including in light of the COVID-19 pandemic and related public health measures issued by various jurisdictions, including travel bans, restrictions, social distancing guidance, and shelter-in-place orders. We may also be subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. For example, third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but was not at the time of such injury. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any TNC riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations.

We may require additional capital, which may not be available on terms acceptable to us or at all.

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. Additionally, COVID-19 may impact our access to capital and make additional capital more difficult or available only on terms less favorable to us. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

We have had operating losses each year and quarterly period since our inception and may not achieve or maintain profitability in the future.

We have incurred operating losses each year and every quarterly period since inception. For the years ended December 31, 2020 and 2019, our operating loss was $15,252,689 and $12,689,558 respectively. We expect our operating expenses to decrease in the future as we curtail expenditures by scaling back certain sales and marketing and research and development expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our services, economic weakness, global macroeconomic shocks such as the recent coronavirus outbreak, increased competition, a decrease in the growth or size of the ride-sharing or car-sharing market or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

If we do not respond appropriately, the evolution of the automotive industry towards autonomous vehicles and mobility on demand services could adversely affect our business.

The automotive industry is increasingly focused on the development of advanced driver assistance technologies, with the goal of developing and introducing a commercially viable, fully automated driving experience. The high development cost of active safety and autonomous driving technologies may result in a higher risk of exposure to the success of new or disruptive technologies different than those being developed by us. There has also been an increase in consumer preferences for mobility on demand services, such as car and ridesharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If we do not continue to innovate to develop or acquire new and compelling products and service offerings that capitalize upon new technologies in response to consumer preferences, this could have an adverse impact on our results of operations.

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

The ride-sharing and delivery models may not continue to grow, which would adversely affect our business.

Our business and future growth is significantly dependent on the continued success of each of Uber, Lyft, Instacart and other software-based systems that have come into the marketplace to compete with standard taxicab transportation organizations.

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

We rely on third-party background check providers to screen potential drivers, and if such providers fail to provide accurate information, or if providers are unable to complete background checks because of court closures or other unforeseen government shutdown, or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

We rely on third-party background check providers such as Checkr to screen the records of potential drivers to help identify those that are not qualified to utilize our platform pursuant to applicable law or our internal standards. Our business has and may continue to be adversely affected to the extent we cannot attract or retain qualified drivers as a result of such providers being unable to complete certain background checks because of court closures or other government shutdown related to the COVID-19 pandemic, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.

               We could be subject to claims from TNC or delivery drivers or third parties that are harmed whether or not our platform is in use, which could adversely affect our business, brand, financial condition and results of operations.

We are regularly subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, TNC and delivery drivers or third-parties, as applicable, that are attributed to us through our offerings. We may also be subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform or for harm related to the actions of drivers, TNC riders, or third parties, or the management and safety of our platform and our assets, including in light of the COVID-19 pandemic and related public health measures issued by various jurisdictions, including travel bans, restrictions, social distancing guidance, and shelter-in-place orders. We may also be subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. For example, third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but was not at the time of such injury. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any TNC riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations.

Our actual losses may exceed our insurance reserves, which could adversely affect our financial condition and results of operations.

We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our insurance reserves as our experience develops or new information is learned. We employ various predictive modeling actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the frequency and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. A number of external factors can affect the actual losses incurred for any given claim, including the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments, jurisdiction and judicial developments. Additionally, we may encounter in the future, instances of insurance fraud, which could increase our actual insurance-related costs. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the deficiency is determined and negatively impact our financial condition and results of operations.

Our operations are dependent on our current management. The loss of any member of our management team could adversely affect our operations and financial results.

We are highly dependent upon the retention of the services of our current executive management team, specifically Joseph Furnari, Mike Furnari, Henry Park, Scott Brogi and Brian Allan. The loss of any one of these individuals could adversely affect our operations and financial results. Our business also depends on our ability to attract and retain additional highly qualified management, technical, operating, and sales and marketing personnel. We do not currently maintain key person life insurance policies on any of our employees. We do not have fixed term employment agreements with any of our management employees, all of whom could terminate their relationship with us at any time.

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

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.

            We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as transportation network companies (“TNCs”), ridesharing, food and package delivery, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, environmental health and safety, background checks, public health, anti-corruption, anti-bribery, and delivery of goods including (but not limited to) medical supplies, perishable foods and prescription drugs are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.

            Recent financial, political and other events have increased the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors, such as ridesharing and delivery companies. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft and Uber platforms. Subsequently, voters in California voted on Proposition 22, a state ballot initiative that provides a framework for drivers utilizing platforms such as Lyft to maintain their status as independent contractors under California law. Based on the unofficial results published by the California Secretary of State indicating that Proposition 22 was approved, Lyft filed a petition for rehearing of our appeal with the California Court of Appeal on November 6, 2020.

The results of Proposition 22 in California may cause us to alter our operations and incur additional costs.

           The recent passage of Proposition 22 in California may impact how TNCs provide different earning opportunities to drivers in California. We expect that this transition will require additional costs as TNCs transition drivers to this new model, including the logistics of providing the additional earning opportunities, and as a result may result in potential changes to the pricing or method by which customersutilize these services, and in turn the services we offer. The change in model may also affect our ability to attract and retain drivers and vehicle owners in this market. To the extent similar classification models are adopted in other jurisdictions, we may face similar costs and challenges.

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

Risks Related to Our Common Stock

The market price of our common stock may be volatile and adversely affected by several factors

●	our ability to execute our business plan;
●	operating results below expectations
●	announcements of technological innovations or new products by us or our competitors;
●	other external factors, including the effects of the COVID-19 pandemic;
●	our issuance of additional securities, including debt or equity or a combination thereof, necessary;
●	period-to-period fluctuations in our financial results; and
●	whether an active trading market in our common stock develops in maintained

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

On November 13, 2018, two founders of the Company (the “Claimant Founders”), initiated two lawsuits in the Superior Court of California, County of San Francisco (“SFSC”), entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258. The complaints for the lawsuits, which were largely duplicative, alleged that the Company breached a Settlement Agreement by and between the Company and the Claimant Founders by not allowing the Claimant Founders to sell stock in the Company’s initial public offering (“IPO”), failing to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders. The Company strongly disagreed with all of the allegations and vigorously contested both lawsuits. The Company believes that, at all times, its actions were consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law. Pursuant to a motion brought by the Company, the two lawsuits were joined for pretrial and trial purposes.  As the case progressed, the Claimant Founders narrowed their allegations significantly. Mr. Larkin dismissed all of his claims. Mr. Farber dismissed all of his allegations except for an allegation that the Company failed to buyback the Claimant Founders’ stock at the time of the IPO. The Company believed that the remaining claim was without merit, but without admitting fault agreed to settle any and all claims between the Claimant Founders and the Company.  As part of the settlement, the Company agreed to issue 78,431 shares of the Company’s common stock to Mr. Farber at an agreed upon value of $200,000 . In addition, the Company entered into general mutual releases with each Claimant Founder.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On June 27, 2018, our common stock began trading on the Nasdaq Capital Market under the symbol “HYRE.” Prior to that time, there was no public market for our common stock.

Stockholders

As of March 30, 2021, there were 9,059 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, the Company issued 2,612 shares of our common stock upon the exercise of outstanding warrants.

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

Our Company

We operate in the car sharing marketplace for ride sharing and delivery through our proprietary platform. The Company has established a leading presence in Transportation as a Service (TaaS) through vehicle owners and institutions, such as franchise car dealerships, independent car dealerships and rental car companies, who have been disrupted by automotive asset sharing. We are based in Los Angeles, California and car owners and drivers can currently use the platform nationwide. Our unique revenue opportunity for both owners (“Owners”) and drivers (“Drivers”) are providing a flexible, secure and reliable marketplace. We categorize our operations into one reportable business segment: Rental, consisting primarily of our vehicle rental operations in the United States.

Business and Trends

We generate revenue by taking a fee from out of each rental processed on our platform. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily rental rate set by the Car Owner, plus a 10% HyreCar Driver Fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15-25% HyreCar Owner Fee. The net revenue is currently approximately $24.16 per rental day to HyreCar. We have expanded the rental days serviced by our platform at a compound annual growth rate in excess of 63.3% to an annual level of more than 1,000,000 rental days in 2020 as displayed below:

Annual Rental Days for the Years Ended December 2016 to December 2020
1,200,000
1,000,000
800,000
600,000
400,000
200,000
-
$30.00
$25.00
$20.00
$15.00
$10.00
$5.00
$-
31,000
$0.63
168,000
$3.91
382,000
$9.06
621,000
$15.9
1,014,000
$25.2
2016
2017
2018
2019
2020
Quarterly Rental Days
Quarterly Net Revenues ($ in millions)

Gross billings are an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners, refunds or rebates. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billings is a non-U.S. GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to asses our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the Company’s U.S. GAAP reportable revenue over gross billings. Using the definition of net revenue margin, HyreCar’s net revenue margin has increased to approximately 45.2% ($25,231,741 HyreCar’s 2020 U.S. GAAP revenue over $55,761,917 Total Gross Billings).

Our operating results are subject to variability due to seasonality, macroeconomic conditions such as the coronavirus outbreak (“COVID-19”) and other factors. Car rental volumes tend to be associated with travel and driving holidays, where there is an influx of Uber and Lyft demand. In 2020, we continued to operate in an uncertain and uneven economic environment marked by heightened economic and geopolitical risks due to the COVID-19 situation.

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

Some highlights from 2020 include:

●

Net rental days totaled approximately 1,014,000 rental days for the year ended December 31, 2020, an increase of approximately 393,000 rental days or 63.3% over the 621,000 rental days recognized during the year ended December 31, 2019, as the Company continued to expand its presence in key markets.

●

Net revenues totaled $25,231,741 for the year ended December 31, 2020, an increase of $9,376,817 or 59.1% over the $15,854,924 recognized during the year ended December 31, 2019, primarily as a result of the higher net rental days year over year.

●

Cost of Sales totaled $16,961,450 for the year ended December 31, 2020, an increase of $7,118,907 or 72.3% over $9,842,543 recognized during the year ended December 31, 2019. The increase was primarily attributed to increase in net rental days revenues and insurance costs.

●

Gross profit totaled $8,270,291 for the year ended December 31, 2020, an increase of $2,257,910 or 37.6% over the $6,012,381 recognized during the year ended December 31, 2019. The increase in  gross profit was primarily attributed to higher rental days and partially offset by insurance costs.

●

Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $23,522,980 for the year ended December 31, 2020, an increase of $4,821,041 or 25.8% over $18,701,939 recognized during the year ended December 31, 2019. The increase in operating expenses was related to the scaling of our business across all functional areas and non-cash stock-based compensation expense.

●

Net loss totaled $15,220,901 for the year ended December 31, 2020, an increase of $2,702,524 or 21.6% over $12,518,377 recognized during the year ended December 31, 2019. The increase in net loss was driven by the higher operating costs and non-cash stock-based compensation expense noted above, partially offset by the higher net revenues recognized during the year ended December 31, 2020.

●

Adjusted EBITDA totaled ($11,015,194) or the year ended December 31, 2020, a decrease of $1,369,112 or 14.2% from ($9,646,082) recognized for the prior year ended December 31, 2019, primarily as a result of increase in operating costs, but on a per share basis this represented an improvement to ($0.87) per share from ($0.90) per share the prior year.

Management’s Plan

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Going forward the Company intends to fund its operations through increased revenue from operations and the funds raised through prior and recent public securities offerings. On February 9, 2021, the Company completed underwritten public offering of an aggregate of 2,530,000 million shares of its common stock at a public offering price of $11.75 per share for gross proceeds of approximately $29.7 million, before deducting underwriting discounts and commissions and estimated offering expenses, which includes the exercise in full of the underwriters’ option to purchase 330,000 additional shares. Our annualized rental day run rate increased to over 1,100,000 as we set a new all-time high three-month average for the Company with over 90,000 monthly rental days in the fourth quarter of 2020. Our business model and platform allowed us to leverage new opportunities within this crisis and create a larger market with ridesharing, food and package delivery. As states continue to reopen, we expect to see steady revenue growth in 2021.

On November 4, 2020, California voters passed Proposition 22 which protects the ability of app-based ridesharing and delivery drivers to continue working as independent contractors, while adding important new benefits and protections. We believe this establishes an important legal precedent that will continue to provide significant opportunities will continue for vehicle rentals from ridesharing and delivery drivers in the state of California and beyond, and for HyreCar, this will be incremental business as ridesharing and delivery continues to recover.

The company announced new an expanded strategic partnership with AmeriDrive Holdings to create a national network of vehicle supply and fleet maintenance operations in January 2021, and is in the process of expanding operations starting in the Southeast United States in the first half of 2021.

We completed an equity financing in February of 2021 which provided approximately $29.7 million in gross proceeds to the company, before underwriting expenses and other costs. This will provide additional capital to support initiatives to drive rental day and Net revenue growth and make our vehicle platform more automated and scalable.

Finally, on February 10, 2021, TrueCar announced a partnership with HyreCar to provide its car sharing marketplace with a modern digital car buying and trade-in solution. The TrueCar partnership offers a seamless way to address this significant market in a relevant and effective manner for dealers and customers. TrueCar helps create awareness that vehicle dealers can benefit from serving the Transportation -as-a-Service ("TaaS") industry via Company's platform.

Based on generally increasing revenues through the normal course of business and a high relative amount of variable costs as well as capital currently on hand, we believe the Company’s has sufficient resources to continue to operate its business for at least the next 12 months.

Below is our nationwide footprint with volumes of quarterly rental days and net revenues from the quarters ended December 31, 2018 through December 31, 2020.

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

General and administrative costs include all corporate and administrative functions that support our business. These costs also include payroll for officers and operational staff, stock-based compensation expense, consulting costs, professional fees, and other costs that are not included in cost of revenues. Research and development costs are related to activities such as user experience and user interface development, database development and maintenance, and technology related expenses to research, improve, implement, or maintain technology and systems utilized throughout our enterprise. Research and development costs are expensed as incurred. Sales and marketing expenses primarily consist of personnel-related compensation costs, commissions expenses, advertising expenses, and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred.

Other income/expense includes non-operating income and expenses including interest income and expense.

Results of Operations

December 31, 2020 compared to December 31, 2019

Revenues and Gross Profit. Revenues totaled $25,231,741 for the year ended December 31, 2020, an increase of $9,376,817 or 59.1% over the $15,854,924 recognized during the year ended December 31, 2019. Gross profit totaled $8,270,291 for the year ended December 31, 2020, an increase of $2,257,910 or 37.6% over the $6,012,381 recognized during the year ended December 31, 2019. The increase in revenues and gross profit were primarily attributed to the higher rental days partially offset by increase in insurance costs particularly on the insurance premium and claims expenses.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $23,522,980 for the year ended December 31, 2020, an increase of $4,821,041 or 25.8% over $18,701,939 recognized during the year ended December 31, 2019. The increase in operating expenses was related to the scaling of our business across all functional areas and stock-based compensation expense. General and administrative totaled $12,332,147 for the year ended December 31, 2020, an increase of $3,770,392 or 44.0% over $8,561,755 recognized during the year ended December 31, 2019. The increase was primarily attributed to increase in stock-based compensation expense, headcount and salaries, legal, operations and support functions. Sales and marketing totaled $8,141,675 for the year ended December 31, 2020, an increase of $497,656 or 6.5% over $7,644,019 recognized during the year ended December 31, 2019. The increase was primarily attributed to increase in commissions expense and offset by decrease in digital advertising. Research and development totaled $3,049,158 for the year ended December 31, 2020, an increase of $552,993 or 22.2% over $2,496,165 recognized during the year ended December 31, 2019. The increase was primarily attributed to the growth in the technology team related to the enhancement and maintenance of our digital marketplace technology platform.

Loss from Operations. Loss from operations for the year ended December 31, 2020 was $15,252,689 as compared to a loss from operations of 12,689,558 for the year ended December 31, 2019. The increase in loss from operations was driven by the higher operating costs and non-cash stock-based compensation expense described above, partially offset by the higher net revenues recognized during the year.

Other (Income) Expense. Other (income) expense for the year ended December 31, 2020 totaled $32,588 in net other income, a decrease of $139,393 or 81.1% over $171,981 of net income for the year ended December 31, 2019. The decrease was primarily due to decrease in interest income and increase in non-operational expenses and loan interest expense.

Net Loss. Net loss for the year ended December 31, 2020 was $15,220,901 as compared to a net loss for the year ended December 31, 2019of $12,518,377. The increase in net loss was primarily driven by the higher operating costs and non-cash stock-based compensation expense described above, partially offset by the higher net revenues recognized during the year ended December 31, 2020.

Non-GAAP Financial Measures

Gross Billings

We believe gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billings is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to asses our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the company’s GAAP reportable revenue over gross billings.

The table below sets forth a reconciliation of our GAAP reported revenues to gross billings for the years ended December 31, 2020 and 2019:

	2020	2019
Revenues (GAAP reported revenue)	$25,231,741	$15,854,924
Add: Refunds and rebates	1,967,668	1,267,971
Add: Owner payments (not recorded in consolidated financial statements)	28,562,508	18,695,704
Gross billings (non-GAAP measure not recorded in consolidated financial statements)	$55,761,917	$35,818,599

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

We calculate Adjusted EBITDA as net loss, adjusted to exclude:

●	other income (expense), net;

●	provision for income taxes;

●	depreciation and amortization;

●	stock-based compensation expense;

●	payroll tax expense related to stock-based compensation expense; and

●	changes to the liabilities for insurance required by regulatory agencies attributable to historical periods.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020	Year ended December 31, 2019
Net loss	$(15,220,901)	$(12,518,377)
Adjusted to exclude the following:
Other expense (income), net	(32,588)	(171,981)
Provision for income taxes	800	800
Depreciation and amortization	76,834	70,400
Stock-based compensation expense	3,303,211	1,988,626
Payroll tax expense related to stock-based compensation expense	77,303	-
Changes to the liabilities for insurance reserves	780,147	984,450
Adjusted EBITDA	$(11,015,194)	$(9,646,082)

Liquidity and Capital Resources

As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $4,923,515 compared to $10,657,140 as of December 31, 2019. Cash and cash equivalents consisted of money market deposit accounts denominated in U.S. dollars.

In July 2019, we received net proceeds of $11,321,250 upon the completion of our secondary public offering. Further, in February 9, 2021, we received net proceeds of $27.6 million upon the completion an underwritten public offering of an aggregate of 2,530,000 million shares of common stock at a public offering price of $11.75 per share, after deducting underwriting discounts and commissions and estimated offering expenses.

We have primarily financed our operations through our IPO and recent public offerings, and proceeds of the PPP Loan, in addition to payments received through our platform. In February 2021, we completed an equity offering which provided approximately $29.7 million in gross proceeds to the Company to support continued growth of the business in 2021 and beyond. As a result we believe our existing cash and cash equivalent and proceeds from revenue generating activities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months more fully described in Management's Plan above.

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

Cash Flows

Net cash used in operating activities was $7,804,704 for the year ended December 31, 2020. This consisted primarily of a net loss of $15,220,901 offset by non-cash stock-based compensation expense of $3,303,211 largely driven by the recognition of costs related to stock options, RSUs, and shares issued for services. Additionally, there was an increase in accrued liabilities of $3,548,162, and insurance reserves of $780,147, offset by insurance deposits of $749,454.  The increase in accrued liabilities was primarily driven by increases in insurance premiums accrual due to increased revenue activity and a revised contract that allowed deferral of payment for approximately six months.

Net cash used in operating activities was for the year ended December 31, 2019 resulted in cash outflows of $8,113,762. This consisted primarily of a net loss of $12,518,377 offset by non-cash stock-based compensation expense of $1,988,626 and non-cash amortization of debt discount of $1,515,191. Additionally, there were an increase in accrued liabilities of $128,055 and insurance reserve of $984,450.

Net cash used in investing activities was $2,247 from purchase of property and equipment for the year ended December 31, 2020.

Net cash used in investing activities was $6,207 for the year ended December 31, 2019, which primarily consists of deposits.

Net cash provided by financing activities was $2,073,326 for the year ended December 31, 2020, which primarily consists of net proceeds received from the PPP loan and proceeds from the exercise of options.

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

For the years ended December 31, 2020 and 2019, there were no dividends paid and we have no plans to commence the payment of dividends. We have no current plans to issue further shares on the market but will continue to assess market conditions and the company’s cash flow requirements to ensure the Company is appropriately funded.

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

Stock Based Compensation

The Company accounts for stock awards issued under ASC 718, Compensation – Stock Compensation. Under ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model. Restricted shares are measured based on the fair market value of the underlying stock on the grant date.

Revenue Recognition

The Company generates the majority of its revenue from its ridesharing marketplace that connects vehicle owners and drivers and the related insurance issued for each rental.  Vehicle owners and drivers enter into terms of service with the Company in order to use the HyreCar platform and enter into a rental contract that governs each rental.  In entering into a rental agreement, the driver is charged in a single transaction: the base rental fee as agreed upon between the driver and vehicle owner, a 10% HyreCar fee on the base rental fee, and a daily insurance charge (“Insurance and administrative fees”), all based on the number of days the vehicle is to be rented within the contract.  HyreCar retains 15-25% of the base rental fee and remits the remaining portion to the vehicle owner. The 10% fee collected from the driver and 15-25% retained from the owner are considered “Transaction Fees” and the recorded on a net basis as described below.  The Company recognizes revenue daily during the rental periods as the Company is required to maintain insurance underlying the transaction and as a customary business practice, a driver can return a vehicle early for a refund of the unused rental period. Insurance and transaction fees are charged to a driver in a single transaction. Drivers currently do not have an option to decline insurance at any point during the transaction.

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

The following is a breakout of revenue components by subcategory for the years ended December 31, 2020 and 2019.

	Year ended December 31, 2020	Year ended December 31, 2019
Insurance and administration fees	$12,819,157	$7,845,803
Transaction fees	11,391,090	6,623,894
Other fees	1,441,012	1,953,498
Incentives and rebates	(419,518)	(568,271)
Net revenue	$25,231,741	$15,854,924

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

For other fees such as insurance, referrals, motor vehicle records (application fees), and dealer subscription we have determined revenue should be recorded on a gross basis. In such arrangements, the Company sets pricing, has risk of economic loss, has certain credit risk, provides support services related to these transactions, and has decision making ability about service providers used .

Income Taxes

The company applies ASC 740 “Income Taxes” (“ASC 740”).  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their consolidated financial statements reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2020 and 2019, the company has established a full allowance against all deferred tax assets.

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

Insurance Reserve

The Company records a loss reserve for physical damage and other liability coverage caused to owner vehicles up to the Company's insurance deductibles. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material investors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of  December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2021 proxy statement related to the 2021 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2021 Proxy Statements, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2021 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2021 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2021 Proxy Statement which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of HyreCar Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HyreCar Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Newport Beach, California

March 30, 2021

HYRECAR INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalent	$4,923,515	$10,657,140
Accounts receivable	109,366	84,680
Deferred offering costs	33,164	—
Insurance deposits	749,454	—
Other current assets	313,812	379,425
Total current assets	6,129,311	11,121,245

Property and equipment, net	8,425	9,138
Intangible assets, net	80,031	153,905
Other assets	95,000	95,000
Total assets	$6,312,767	$11,379,288

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,275,559	$2,232,629
Accrued liabilities	4,359,348	903,912
Insurance reserve	2,113,039	1,332,892
Note payable, current portion	1,554,548	—
Deferred revenue	76,059	64,808
Related party advances	—	9,629
Total current liabilities	10,378,553	4,543,870

Note payable, net of current portion	444,627	-
Total liabilities	10,823,180	4,543,870

Commitments and contingencies (Note 3)	—	—

Stockholders’ equity (deficit):
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, 50,000,000 shares authorized, par value $0.00001, 17,741,713 and 16,393,171 shares issued and outstanding as of December 31, 2020 and 2019, respectively	177	164
Additional paid-in capital	39,725,445	35,857,835
Subscription receivable - related party	—	(7,447)
Accumulated deficit	(44,236,035)	(29,015,134)
Total stockholders’ equity (deficit)	(4,510,413)	6,835,418
Total liabilities and stockholders’ equity (deficit)	$6,312,767	$11,379,288

See accompanying notes to consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2020	Year ended December 31, 2019

Revenues	$25,231,741	$15,854,924

Cost of revenues	16,961,450	9,842,543

Gross profit	8,270,291	6,012,381

Operating Expenses:
General and administrative	12,332,147	8,561,755
Sales and marketing	8,141,675	7,644,019
Research and development	3,049,158	2,496,165
Total operating expenses	23,522,980	18,701,939

Operating loss	(15,252,689)	(12,689,558)

Other (income) expense
Interest expense	24,299	2,500
Other (income) expense	(56,887)	(174,481)
Total other (income) expense	(32,588)	(171,981)

Loss before provision for income taxes	(15,220,101)	(12,517,577)

Provision for income taxes	800	800

Net loss	$(15,220,901)	$(12,518,377)

Weighted average shares outstanding - basic and diluted	17,557,868	13,956,793
Weighted average net loss per share - basic and diluted	$(0.87)	$(0.90)

See accompanying notes to consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Subscription Receivable - Related	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Parties	Deficit	Equity
December 31, 2018	—	$—	11,708,041	$117	$21,857,017	$(7,447)	$(16,496,757)	$5,352,930
Stock option compensation	—	—	—	—	1,047,686	—	—	1,047,686
RSU compensation	—	—	—	—	330,390	—	—	330,390
Stock options exercised for cash	—	—	70,703	1	81,458	—	—	81,459
Shares issued for services	—	—	136,000	1	610,549	—	—	610,550
Warrants exercised for cash	—	—	274,224	3	873,400	—	—	873,403
Warrants exercised – cashless	—	—	174,502	2	(2)	—	—	—
Shares issued to investor from prior offering	—	—	2,513	—	—	—	—	—
Stock options exercised - cashless	—	—	2,188	—	—	—	—	—
Common stock issued for cash	—	—	4,025,000	40	12,074,960	—	—	12,075,000
Offering costs	—	—	—	—	(1,017,623)	—	—	(1,017,623)
Net loss	—	—	—	—	—	—	(12,518,377)	(12,518,377)
December 31, 2019	—	$—	16,393,171	$164	$35,857,835	$(7,447)	$(29,015,134)	$6,835,418
Stock option compensation	—	—	—	—	308,573	—	—	308,573
Stock option compensation modification	—	—	822,500	8	1,434,124	—	—	1,434,132
Restricted stock unit compensation	—	—	—	—	1,070,936	—	—	1,070,936
Stock options exercised for cash	—	—	82,894	1	107,315	—	—	107,316
Stock option exercised - cashless	—	—	2,645	—	—	—	—	—
Shares issued for vested restricted stock units	—	—	38,925	—	—	—	—	—
Shares issued for legal services and settlement of payables and accrued liabilities	—	—	254,535	2	567,611	—	—	567,613
Shares issued for settlements	—	—	84,431	1	233,852	—	—	233,853
Warrants exercised – cashless	—	—	2,612	—	—	—	—	—
Subscription receivable relieved	—	—	—	—	—	7,447	—	7,447
Net loss	—	—	—	—	—	—	(15,220,901)	(15,220,901)
December 31, 2020	—	$—	17,741,713	$177	$39,725,445	$—	$(44,236,035)	$(4,510,413)

See accompanying notes to consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2020	Year ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,220,901)	$(12,518,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,834	70,400
Relief of related party advance	(9,629)	—
Write-off of subscription receivable	7,447	—
Stock-based compensation	3,303,211	1,988,626
Changes in operating assets and liabilities:
Accounts receivable	(24,686)	76,497
Deferred expense	—	20,927
Insurance deposit	(749,454)	—
Other current assets	63,613	(251,088)
Accounts payable	407,300	1,375,704
Accrued liabilities	3,550,163	128,055
Insurance reserve	780,147	984,450
Deferred revenues	11,251	11,044
Net cash used in operating activities	(7,804,704)	(8,113,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and intangibles	(2,247)	(1,207)
Deposits and other	—	(5,000)
Net cash used in investing activities	(2,247)	(6,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	12,075,000
Proceeds from exercise of warrants	—	873,403
Proceeds from exercise of stock options	107,316	81,459
Offering costs associated with underwriters in public offering	—	(753,750)
Offering costs	(33,165)	(263,873)
Proceeds from note payable	2,004,175	—
Principal repayment of note payable	(5,000)	—
Net cash provided by financing activities	2,073,326	12,012,239

Increase in cash and cash equivalents	(5,733,625)	3,892,270
Cash and cash equivalents, beginning of period	10,657,140	6,764,870
Cash and cash equivalents, end of period	$4,923,515	$10,657,140

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,329	$—
Cash paid for income taxes	$800	$800

Non cash investing and financing activities:
Related-party advances relieved	$9,629	—
Subscription receivable written-off	$7,447	$—

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

Recent Securities Offering

On February 4, 2021, the Company entered into an underwriting agreement with Lake Street Capital Markets, LLC and Northland Securities, Inc., as representatives of the several underwriters, in connection with the public offering of 2,200,000 and additional 330,000 of the Company’s shares of common stock, par value $0.00001 per share. The closing of the offering occurred on February 8, 2021. The net proceeds from the sale is approximately $27.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, the remaining capital raised through the recent public securities offerings and prior follow-on offering described in Note 1 and 5, respectively. The recent public offering, our existing capital and the ability to reduce expense levels further if necessary depending on the duration of the COVID-19 situation, causes us to continue to believe the Company has sufficient resources to continue as a going concern.

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

Basis of Presentation and Use of Estimates

The preparation of consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term. All significant intercompany accounts and transactions are eliminated upon consolidation.

The Company’s most significant estimates and judgments involve recognition of revenue and estimates for future contingent customer incentive obligations, insurance reserves, and the measurement of the Company’s stock-based compensation.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2020, and 2019, the Company has no reserve allowance.
F-7

Property and Equipment

Property and equipment are stated at cost. The Company’s fixed assets are depreciated using the straight-line method over the estimated useful life ranging from 3 to 5 years. Leasehold improvements are depreciated over the shorter of the useful life or lease life. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Property and equipment at December 31, 2020 was made up of equipment and software. Depreciation expense for the years ended December 31, 2020 and 2019 were $2,960 and $2,682, respectively.

Offering Costs

The Company accounts for offering costs in accordance with Accounting Standards Codification (“ASC”) 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs were capitalized as deferred offering costs on the consolidated balance sheets. The deferred offering costs are netted against the proceeds of the offering in consolidated statements of changes in stockholders’ equity (deficit) or the related debt. As of December 31, 2020, deferred offering costs totaled $33,164.

Internal Use Software

We incur software development costs to develop software programs to be used solely to meet our internal needs and cloud-based applications used to deliver our services. In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, we capitalize development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed, and the software will be used to perform the function intended. As of December 31, 2020 and 2019, the Company has capitalized $221,623 of internal software related costs, which is included in intangible assets in the accompanying consolidated balance sheets and being amortized over 3 years. Amortization expense for the years ended December 31, 2020 and 2019 was $73,874 and $67,718, respectively. Accumulated amortization for the years ended December 31, 2020 and 2019 was $141,592 and $67,718, respectively.

Impairment of Long-Lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. There were no impairment losses during the years ended December 31, 2020 and 2019. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Deferred Rent

The Company recognizes rental expense on a straight-line basis from the time of the lease commencement date through the end of the lease. As of 2020 and 2019, the Company recognized deferred rent resulting from future escalating lease payments and abated rent totaling $46,261 and $98,000, which is included in accrued liabilities in the accompanying consolidated balance sheets.

Insurance Reserves

The Company records a loss reserve for physical damage and other liability coverage caused to owner vehicles up to the Company's insurance deductibles. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company.

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

Costs incurred directly for the issuance of the preferred stock are recorded as a reduction of gross proceeds received by the Company, resulting in a discount to the preferred stock.

Revenue Recognition

The Company generates the majority of its revenue from its ridesharing marketplace that connects vehicle owners and drivers and the related insurance issued for each rental.  Vehicle owners and drivers enter into terms of service with the Company in order to use the HyreCar platform and enter into a rental contract that governs each rental.  In entering into a rental agreement, the driver is charged in a single transaction: the base rental fee as agreed upon between the driver and vehicle owner, a 10% HyreCar fee on the base rental fee, and a daily insurance charge (“Insurance and administrative fees”), all based on the number of days the vehicle is to be rented within the contract.  HyreCar retains 15-25% of the base rental fee and remits the remaining portion to the vehicle owner. The 10% fee collected from the driver and 15-25% retained from the owner are considered “Transaction Fees” and the recorded on a net basis as described below.  The Company recognizes revenue daily during the rental periods as the Company is required to maintain insurance underlying the transaction and as a customary business practice, a driver can return a vehicle early for a refund of the unused rental period. Insurance and transaction fees are charged to a driver in a single transaction. Drivers currently do not have an option to decline insurance at any point during the transaction.

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

The following is a breakout of revenue components by subcategory for the years ended December 31, 2020 and 2019.

	2020	2019
Insurance and administration fees	$12,819,157	$7,845,803
Transaction fees	11,391,090	6,623,894
Other fees	1,441,012	1,953,498
Incentives and rebates	(419,518)	(568,271)
Net revenue	$25,231,741	$15,854,924

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

We have determined we act as the agent in the transaction for vehicle bookings (Transaction Fees), as we are not the primary obligor of the arrangement and receive a fixed percentage of the transaction. Therefore, revenue is recognized on a net basis.

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

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $2,143,079 and $3,120,151 for the years ended 2020 and 2019, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalized development and maintenance costs. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance.

Stock-Based Compensation

The Company accounts for stock awards issued under ASC 718, Compensation – Stock Compensation. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the non employee's period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model. Restricted shares are measured based on the fair market value of the underlying stock on the grant date.

Stock-based compensation is included in operating expenses in the consolidated statements of operations as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
General and administrative	$2,532,311	$1,565,602
Sales and marketing	383,388	304,792
Research and development	$387,512	$118,823

Income Taxes

The Company applies ASC 740, Income Taxes (“ASC 740”). Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their consolidated financial statements reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2020 and 2019, the Company has established a full allowance against all deferred tax assets.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position is recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the year ended December 31, 2020 and 2019, there were 1,138,379 and 2,753,945 options or warrants excluded, and 794,325 and 341,000 restricted stock units excluded, respectively. See Note 5 - Stockholders' Equity (Deficit) for public securities offering in which the Company issued 2,530,000 shares of common stock subsequent to December 31, 2020.

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company maintains balances in excess of the federally insured limits.

Other Concentrations

The Company has historically relied on a single insurance broker and underwriter at any given time to provide all automobile insurance on vehicles rentals on the HyreCar platform. There are multiple brokers and carriers who issue this type of insurance coverage, and the Company is regularly reviewing leading insurers in the transportation and mobility sectors as this is an important part of our operations. The company does not believe the loss of our current broker or underwriter would have a material effect on our operations.

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

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by removing certain exceptions in existing guidance and improves consistency in application by clarifying and amending existing guidance. This guidance is effective for annual periods beginning after December 15, 2021, and interim periods within those annual periods, where the transition method varies depending upon the specific amendment. Early adoption is permitted, including adoption in any interim period. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period, and all amendments must be adopted in the same period. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

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

On November 13, 2018, two founders of the Company (the “Claimant Founders”), initiated two lawsuits in the Superior Court of California, County of San Francisco (“SFSC”), entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258. The complaints for the lawsuits, which were largely duplicative, alleged that the Company breached a Settlement Agreement by and between the Company and the Claimant Founders by not allowing the Claimant Founders to sell stock in the Company’s initial public offering (“IPO”), failing to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders. The Company strongly disagreed with all of the allegations and vigorously contested both lawsuits. The Company believe that, at all times, its actions were consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law. Pursuant to a motion brought by the Company, the two lawsuits were joined for pretrial and trial purposes.  As the case progressed, the Claimant Founders narrowed their allegations significantly. Mr. Larkin dismissed all of his claims. Mr. Farber dismissed all of his allegations except for an allegation that the Company failed to buyback the Claimant Founders’ stock at the time of the IPO. The Company believed that the remaining claim was without merit, but without admitting fault agreed to settle any and all claims between the Claimant Founders and the Company.  As part of the settlement, the Company agreed to issue 78,431 shares of the Company’s common stock to Mr. Farber at an agreed upon value of $200,000 (the “Settlement Payment”). In addition, the Company entered into general mutual releases with each Claimant Founder.

Other

In November 2017, the Company entered into a lease in Los Angeles, California commencing April 1, 2018, with the ability to occupy the facility in January 2018. The lease term is 39 months from the commencement date. Annual base rent is as follows: 2020 - $356,145, 2021 - $183,489, respectively. The lease required a deposit of $90,000. Per the lease agreement, the monthly rate will range from $27,708 to $31,167 a month prior to discounts and abatements that may apply. The Company also rents office furniture and incurs ancillary fees for building services and shared expenses. Rent expense for the years ended December 31, 2020 and 2019 was $274,280 and $274,969, respectively.

We connect drivers and vehicle owners in many tax jurisdictions throughout the United States. After the Supreme Court of the United States decision in South Dakota v. Wayfair Inc. (Wayfair) in June 2018, states commenced enacting laws that would require certain online sellers to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. A successful assertion by one or more states requiring us to collect taxes could result in tax liabilities, including taxes on past sales, as well as penalties and interest. Based on our analysis of certain state regulations on peer-to-peer activities, we do not believe risk of loss is probable on historical revenue activities.  We continuously monitor state regulations as it relates to peer-to-peer vehicle rental activities and will implement required collection and remittance procedures if and when we believe we would become subject to such regulations.

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Accrued payables	$747,361	$264,404
Insurance premium	3,243,509	130,492
Driver deposits	168,855	161,601
Deferred rent	46,261	98,000
Payroll liabilities	77,303	161,113
Other accrued liabilities	76,059	88,302
Accrued liabilities	$4,359,348	$903,912

Notes Payable

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

As of December 31, 2020, the PPP amount payable under the Note is $1,999,175. The PPP Loan proceeds were used for payroll, covered rent and other covered payments and is expected to be forgiven based on current information available. The Company is in the process of applying to the Lender for forgiveness of the PPP Loan as of the date of this report and we expect the full PPP Loan amount to be forgiven.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock, $0.00001 par value per share. No preferred shares are issued and outstanding as of December 31, 2020.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.00001 par value per share.

Follow-On Offering

On July 23, 2019 and July 29, 2019, the Company closed a follow-on public offering, in which the Company issued and sold 4,025,000 shares of common stock at a price of $3.00 per share for gross proceeds of $12,075,000, before deducting underwriters’ discounts and commissions totaling $603,750 and reimbursable expenses of $150,000. Accordingly, net proceeds from the offering totaled $11,321,250. In connection with the offering, we paid additional offering costs of $263,873.

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

A summary of our stock option activity for the years ended December 31, 2020 and 2019, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic value
Outstanding at December 31, 2019	2,253,206	$2.60	8.19
Granted	—	$—	—
Exercised	(85,939)	1.28	—
Forfeited or expired	(1,514,627)	3.38	—
Outstanding at December 31, 2020	652,640	$0.91	6.38	$4,063,176
Vested and expected to vest at December 31, 2020	652,640	$0.91	6.38	$4,063,176
Exercisable at December 31, 2020	640,478	$0.90	6.4	$3,999,742

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.14 of common stock on December 31, 2020

There were no stock options granted during the year ended December 31, 2020. The weighted average grant-date fair value per share of options for the year ended December 31, 2019 was $1.85 and the 2019 options granted had vest terms from two to four years. The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $210,055 and $106,407 respectively. The total fair value of options vested for the years ended December 31, 2020 and 2019 was $83,774 and $468,236, respectively.

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. The range of input assumptions used by the Company were as follows for the options grants for the year ended December 31, 2019 as there was no options granted during the year ended December 31, 2020:

December 31, 2019
Expected volatility	45%
Risk-free interest rate	1.73 – 2.39%
Expected life in years	5.56
Expected dividend yield	0%

The Company recognizes stock option forfeitures as they occur. The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s stock options.

The expected term of stock options is calculated using the simplified method which takes into consideration the contractual life and vesting terms of the options. Simplified method was used by the Company due to insufficient historical data.

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

Stock-based compensation expense for stock options for the years ended December 31, 2020 and 2019 was $1,742,705 and $1,047,686, respectively. Included in stock-based compensation expense for the year ended December 31, 2020 was additional expense of $1,434,132 pertaining to a modification. On April 29, 2020, the Compensation Committee of the Board of Directors approved an exchange (the “Exchange”) of grants under the HyreCar Inc. 2018 Equity Incentive Plan (the “2018 Plan”) previously made to executive officers and directors of the Company (the “Grantees”). Pursuant to the Exchange, the Grantees agreed to the cancellation of options to purchase an aggregate of 1,487,500 shares of the Company’s common stock under the 2018 Plan in exchange for the issuance of an aggregate of 822,500 shares of fully vested restricted stock under the 2018 Plan.

The Exchange was a cancellation of stock options with a concurrent replacement award and was accounted for as a modification. As there was no future service or performance conditions associated with the replacement award, compensation cost was fully recognized during the year ended December 31, 2020.

As of December 31, 2020, the total estimated remaining stock-based compensation expense for unvested stock options is $11,402 which is expected to be recognized over a weighted average period of 0.4 years.

Restricted Stock Units and Shares Issued for Services and Other

A summary of activity with our restricted stock units ("RSUs") for the year ended December 31, 2020, is as follows:

	Number of shares	Weighted average grant date fair value per share
Unvested as of December 31, 2019	303,150	3.58
Granted	606,500	$5.94
Vested	(284,648)	3.64
Forfeited	(109,650)	3.08
Unvested as of December 31, 2020	515,352	$6.12

The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2020 and 2019 was $5.94 and $4.44, respectively. The total fair market value of RSUs that vested for the years ended December 31, 2020 and 2019 was $1,036,070 and $160,180, respectively.

Stock-based compensation related to restricted stock units for the years ended December 31, 2020 and 2019 was $1,070,936 and $330,390, respectively. As of December 31, 2020, unrecognized compensation expense related to the unvested restricted stock units is $3,120,329 and is expected to be recognized over approximately 2.6 years.

During the year ended December 31, 2020, the Company granted 314,535 shares of common stock in exchange for legal and consulting services and the Company recognized stock-based compensation of $255,717 based on the closing price of the Company’s common stock on the date of grant. During the year ended December 31, 2020, the Company also issued 78,431 shares of common stock as legal settlement to Nathaniel Farber, a founder of the Company pursuant to Case No. CGC-18-571257 pertaining to the buyback of the Claimant Founders’ stock at the time of the IPO, see Note 3 - Commitment and Contingencies. Stock-based compensation of $213,332 was recognized during the year ended December 31, 2020 based on the closing price of the Company’s common stock on the date of issue.

During the year ended December 31, 2019, the Company granted 135,000 common shares in exchange for legal, consulting, and media services provided during the year. The grants had a total fair value of $607,550 based on the closing price of the Company’s common stock on the grant date.

Warrants

A summary of activity with our warrants for the years ended December 31, 2020 and 2019, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding at December 31, 2018	1,246,025	$3.60	3.60
Granted	—	—	—
Exercised	(745,286)	—	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2019	500,739	$3.71	2.68
Granted	—	—	—
Exercised	(15,000)	—	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2020	485,739	$3.63	1.65

During the year ended December 31, 2020 a warrant holder exercised 15,000 warrants in a cashless exercises, which resulted in the issuance of 2,612 shares of common stock.

As of December 31, 2020 and 2019, all warrants granted as of such dates were vested.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Advances

From time to time prior to 2017, the Company received advances from related parties for short-term working capital. Such advances are considered short-term and non-interest bearing and due on demand. As of December 31, 2020 and 2019 $— and $9,629 remained outstanding, respectively.

Insurance

The president of the Company’s primary insurance broker through June 2020 is also a minority stockholder and holder of warrants. As of December 31, 2020 and December 31, 2019, the Company had outstanding balances to the insurer totaling $0 and $101,167, included in accounts payable or accrued liabilities, respectively. During the year ended December 31, 2020 and 2019, the Company paid the insurer approximately $2,514,743 and $5,008,000, respectively. On June 15, 2020, the Company completed moving its primary and excess automobile insurance liability programs over to a new insurance provider and is no longer using the related party broker.

NOTE 7 – INCOME TAXES

For the years ended December 31, 2020 and 2019, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Cares Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs.

The Company considered the provisions under the CARES Act and elected not to take advantage of the provisions of CARES Act as the effect of such provisions was not expected to have a material impact on the Company’s results of operations, cash flows and financial statements.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	2020	2019
Statutory US Federal tax rate	21.0%	21.0%
Permanent differences:
State income taxes, net of Federal benefit	7.0%	7.0%
Stock compensation	(0.3)%	(1.4)%
Other	(0.1)%	(0.5)%
Temporary differences	(8.0)%	(5.4)%
Valuation allowance	(19.6)%	(21.8)%
Total	0.0%	0.0%

The components of our deferred tax assets (liabilities) for federal and state income taxes consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Deferred tax asset attributable to:
Net operating loss carryover	$8,990,000	$5,956,000
Stock-based compensation	1,395,000	386,000
Other	501,000	279,000
Valuation allowance	(10,886,000)	(6,621,000)
Net deferred tax asset	$—	$—

Management has considered the Company’s history of cumulative net losses and estimated future operating acitivity and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against deferred tax assets as of December 31, 2020 and 2019, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2020 by approximately $4.3 million primarily due to the generation of net operating loss carryforwards and stock based compensation.

As of December 31, 2020 and 2019, the Company had U.S. federal net operating loss carryforwards of $32.1 million and $21.3 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“ TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. As of December 31, 2020 and 2019, the Company also had similar amounts of U.S. state net operating loss carryforwards, which may be available to offset future income tax liabilities and expire at various dates through 2040.

Utilization of the U.S. federal and state net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

The Company is subject to U.S. federal and state tax examinations by tax authorities for years 2017 through present. As of December 31, 2020 there currently no pending tax examinations.

NOTE 8 – SUBSEQUENT EVENTS

On January 28, 2021, the Company announced new and expanded strategic partnerships to AmeriDrive Holdings to create a national network of vehicle supply and fleet maintenance operations. The Company entered into Collateral Pledge Agreement with Cogent Bank assigning all right, title and interest in a Company deposit account of $750,000 plus 5% fees to secure that certain revolving line of credit made by the bank to AmeriDrive. Further, on February 10, 2021, TrueCar announced a partnership with HyreCar to provide its car sharing marketplace with a modern digital car buying and trade-in solution. The TrueCar partnership offers a seamless way to address this significant market in a relevant and effective manner for dealers and customers. Additionally, TrueCar helps create awareness that vehicle dealers can benefit from serving the Mobility-as-a-Service ("MaaS") industry via Company's platform.

On February 4, 2021, the Company entered into an underwriting agreement with Lake Street Capital Markets, LLC and Northland Securities, Inc., as representatives of the several underwriters, in connection with the public offering of 2,200,000 and additional 330,000 of the Company’s shares of common stock, par value $0.00001 per share. The closing of the offering occurred on February 8, 2021. The net proceeds from the sale is approximately $27.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of March 2021.

HYRECAR INC.

By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer

By:	/s/ Scott Brogi
Scott Brogi
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Furnari	Chief Executive Officer and Director	March 30, 2021
Joseph Furnari	(Principal Executive Officer)

/s/ Scott Brogi	Chief Financial Officer	March 30, 2021
Scott Brogi	(Principal Financial and Accounting Officer)

/s/ Grace Mellis	Director	March 30, 2021
Grace Mellis

/s/ Brooke Skinner Ricketts	Director	March 30, 2021
Brooke Skinner Ricketts

/s/ Michael Root	Director	March 30, 2021
Michael Root

/s/ Jayaprakash Vijayan	Director	March 30, 2021
Jayaprakash Vijayan