Form 10-Q
period 2021-03-31
HyreCar Inc.
filed 2021-05-13
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

(888) 688-6769

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	HYRE	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2021, the registrant had 20,374,320 shares of common stock, $0.00001 par value per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may be identified by such forward-looking terminology as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

●	our marketing capabilities and strategy;

●	our ability to maintain a cost-effective insurance program;

●	our industry is in early stages of growth;

●	our anticipated investments in new products and offerings, and the effect of these investments on our results of operations;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our competitive position, and developments and projections relating to our competitors and our industry;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	our ability to comply with existing, modified, or new laws and regulations applying to our business.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC") could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

References to HyreCar

Throughout this Quarterly Report on Form 10-Q, the "Company," "HyreCar," "we," "us," and "our" refers to HyreCar Inc. and "our board of directors" refers to the board of directors of HyreCar Inc.

ii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HYRECAR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalent	$25,499,635	$4,923,515
Restricted cash	751,625	—
Accounts receivable	132,827	109,366
Deferred offering costs	—	33,164
Insurance deposits	1,749,454	749,454
Other current assets	644,099	313,812
Total current assets	28,777,640	6,129,311

Property and equipment, net	7,624	8,425
Intangible assets, net	61,562	80,031
Other assets	—	95,000
Total assets	$28,846,826	$6,312,767

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,497,276	$2,275,559
Accrued liabilities	826,724	4,359,348
Insurance reserve	1,747,134	2,113,039
Note payable, current portion	1,890,062	1,554,548
Deferred revenue	60,056	76,059
Total current liabilities	9,021,252	10,378,553

Note payable, net of current portion	109,113	444,627
Total liabilities	9,130,365	10,823,180

Commitments and contingencies (Note 3)	—	—

Stockholders' equity (deficit):
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, 50,000,000 shares authorized, par value $0.00001, 20,353,429 and 17,741,713 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	203	177
Additional paid-in capital	71,158,828	39,725,445
Accumulated deficit	(51,442,570)	(44,236,035)
Total stockholders' equity (deficit)	19,716,461	(4,510,413)
Total liabilities and stockholders' equity (deficit)	$28,846,826	$6,312,767

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Revenues	$7,448,400	$5,780,413

Cost of revenues	4,716,150	3,605,301

Gross profit	2,732,250	2,175,112

Operating Expenses:
General and administrative	5,704,453	3,228,172
Sales and marketing	2,707,191	2,290,172
Research and development	1,526,718	743,813
Total operating expenses	9,938,362	6,262,157

Operating loss	(7,206,112)	(4,087,045)

Other (income) expense
Interest expense	1,906	19
Other income	(1,483)	(29,648)
Total other income	423	(29,629)

Loss before provision for income taxes	(7,206,535)	(4,057,416)

Provision for income taxes	—	800

Net loss	$(7,206,535)	$(4,058,216)

Weighted average shares outstanding - basic and diluted	19,234,382	16,424,969
Weighted average net loss per share - basic and diluted	$(0.37)	$(0.25)

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription Receivable - Related	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Equity
December 31, 2019	—	$—	16,393,171	$164	$35,857,835	$(7,447)	$(29,015,134)	$6,835,418
Stock option compensation	—	—	—	—	252,072	—	—	252,072
Restricted stock unit compensation	—	—	—	—	163,100	—	—	163,100
Stock options exercised	—	—	40,869	—	28,575	—	—	28,575
Stock options exercised – cashless	—	—	2,645	—	—	—	—	—
Shares issued for vested restricted stock units	—	—	36,650	—	—	—	—	—
Net loss							$(4,058,216)	(4,058,216)
March 31, 2020 (unaudited)	—	$—	16,473,335	$164	$36,301,582	$(7,447)	$(33,073,350)	$3,220,949

December 31, 2020	—	$—	17,741,713	$177	$39,725,445	$—	$(44,236,035)	$(4,510,413)
Stock option compensation	—	—	—	—	6,647	—	—	6,647
Restricted stock unit compensation	—	—	—	—	3,761,027	—	—	3,761,027
Warrants exercised for cash	—	—	20,232	1	64,539	—	—	64,540
Warrants exercised - cashless	—	—	61,484	—	—	—	—	—
Common stock issued for cash	—	—	2,530,000	25	29,727,475	—	—	29,727,500
Offering costs	—	—	—	—	(2,126,305)	—	—	(2,126,305)
Net loss	—	—	—	—	—	—	$(7,206,535)	(7,206,535)
March 31, 2021 (unaudited)	—	$—	20,353,429	$203	$71,158,828	$—	$(51,442,570)	$19,716,461

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,206,535)	$(4,058,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,270	19,157
Stock-based compensation	3,767,674	415,172
Changes in operating assets and liabilities:
Accounts receivable	(23,461)	6,131
Insurance deposits	(1,000,000)	—
Other current assets	(235,287)	17,637
Accounts payable	1,808,861	646,484
Accrued liabilities	(3,532,625)	(18,914)
Insurance reserve	(365,905)	120,365
Deferred revenues	(16,003)	(10,564)
Net cash used in operating activities	(6,784,011)	(2,862,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	29,727,500	—
Offering costs	(1,680,284)	—
Proceeds from exercise of warrants	64,540	—
Proceeds from exercise of stock options	—	28,575
Net cash provided by financing activities	28,111,756	28,575

Increase (Decrease) in cash, cash equivalents and restricted cash	21,327,745	(2,834,173)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash - beginning of period	4,923,515	10,657,140
Cash, cash equivalents and restricted cash - end of period	$26,251,260	$7,822,967

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$25,499,635	$7,822,967
Restricted cash	751,625	—
Total cash, and cash equivalents and restricted cash to the consolidated balance sheets	$26,251,260	$7,822,967

Supplemental disclosures of cash flow information:
Cash paid for:
Interest expense	$—	$19
Income taxes	$—	$—
Non-cash investing and financing activities:
Offering costs within accounts payable	$446,021	$—
Reclass of prior year offering costs	$33,164	$—

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

HyreCar Inc. (which may be referred to herein as "HyreCar," the "Company," "we," "us" or "our") was incorporated on November 24, 2014 ("Inception") in the State of Delaware. The Company's headquarters are located in Los Angeles, California. The Company operates a web-based marketplace that allows car and fleet owners to rent their cars to Uber, Lyft and other gig economy service drivers safely, securely and reliably. The consolidated financial statements of HyreCar Inc. are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Strategic Partnership and Recent Public Offering

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

On February 4, 2021, the Company entered into an underwriting agreement with Lake Street Capital Markets, LLC and Northland Securities, Inc., as representatives of the several underwriters, in connection with the public offering (the "2021 offering") of a total of 2,530,000 shares of Company common stock. The initial closing of the offering occurred on February 8, 2021. The net proceeds from the 2021 offering was approximately $27.6 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's Plans

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, the remaining capital raised through the 2021 offering described in Note 1. The funds received from the 2021 offering, our existing capital and the ability to reduce expense levels further if necessary depending on the duration of the COVID-19 pandemic, causes us to continue to believe the Company has sufficient resources to continue as a going concern.

In March 2020, COVID-19 began spreading rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures included restrictions on travel and business operations, temporary closures of businesses, quarantines and shelter-in-place orders. The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, and the imposition of protective public safety measures.

Basis of Presentation – Unaudited Interim Financial Information

The unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim consolidated balance sheet. The financial data and the other information disclosed in these notes to the interim consolidated financial statements related to the three-month periods are unaudited. Unaudited interim consolidated results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto that are included in the Company's Annual Report on Form 10-K.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consist primarily of amounts held in restricted bank account as collateral for the amount pledged to secure certain revolving line of credit.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of  March 31, 2021 and as of December 31, 2020, the Company has no reserve allowance.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance Reserve and Insurance Deposits

The Company records a loss reserve for physical damage and other liability coverage caused to owner vehicles up to the Company's insurance deductibles or relevant limits. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s insurance policy which dictates what amounts of a claim will be paid by the Company. Effective March 1, 2021 the Company entered into a two-year claim adjusting agreement with Sedgwick which included an escrow account requirement of $1,750,000 to be held by Sedgwick for claim payments.  This escrow account is replenished by the Company on a quarterly basis dependent on the actual claims paid during that quarter. As of March 31, 2021 and December 31, 2020, $1,747,134 and $2,113,039 was included in the accompanying consolidated balance sheets, respectively, related to the loss reserve, where the expense is included in costs of revenues.

While certain liability claims may take several years to completely settle, the Company's liability exposure limit is generally met in the near term. Due to our limited operational history, the Company makes certain assumptions based on both currently available information to estimate the insurance reserves as well as third party claims adjuster data provided on existing claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future periods for events that occurred in a prior period that differs from expectations. Accordingly, actual losses may vary significantly from the estimated amounts reported in the consolidated financial statements. Reserves are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts. Such adjustments are recorded in costs of revenues.

Revenue Recognition

The Company generates the majority of its revenue from its ridesharing marketplace that connects vehicle owners and drivers and the related insurance issued for each rental. Vehicle owners and drivers agree to terms of service with the Company in order to use the HyreCar platform and enter into a rental contract that governs each rental.  In entering into a rental agreement, the driver is charged in a single transaction:  the base rental fee as agreed upon between the driver and vehicle owner, a 10% HyreCar fee on the base rental fee, and a daily insurance charge (“Insurance and administrative fees”), all based on the number of days the vehicle is to be rented within the contract. HyreCar retains 15-25% of the base rental fee and remits the remaining portion to the vehicle owner. The 10% fee collected from the driver and 15-25% retained from the owner are considered “Transaction Fees” and the recorded on a net basis as described below. The Company recognizes revenue daily during the rental periods as the Company is required to maintain insurance underlying the transaction and as a customary business practice, a driver can return a vehicle early for a refund of the unused rental period. Insurance and transaction fees are charged to a driver in a single transaction. Drivers currently do not have an option to decline insurance at any point during the transaction.

The Company also recognizes revenue from other sources such as referrals, motor vehicle record fees (application fees), late rental fees, and other fees charged to drivers in specific situations.

In applying the guidance of ASC 606, the Company 1) identifies the contract with the customer, 2) identifies the performance obligations in the contract, 3) determines the transaction price, 4) determines if an allocation of that transaction price is required to the performance obligations in the contract, and 5) recognizes revenue when or as the companies satisfies a performance obligation.

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

The following is a breakout of revenue components by subcategory for the three months ended March 31, 2021 and 2020.

	2021	2020
Insurance and administration fees	$3,748,199	$2,873,843
Transaction fees	3,416,721	2,558,295
Other fees	331,327	507,477
Incentives and rebates	(47,847)	(159,202)
Net revenue	$7,448,400	$5,780,413

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principal Agent Considerations

The Company evaluates our service offerings to determine if we are acting as the principal or as an agent, which we consider in determining if revenue should be reported gross or net. One of our primary revenue sources is a transaction fee made from a confirmed booking of a vehicle on our platform. Key indicators that we evaluate to reach this determination include:

●	the terms and conditions of our contracts;

●	whether we are paid a fixed percentage of the arrangement's consideration or a fixed fee for each transaction;

●	the party which sets the pricing with the end-user, has the credit risk and provides customer support; and

●	the party responsible for delivery/fulfillment of the product or service to the end consumer.

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

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $582,244 and $785,228 for the three months ended March 31, 2021 and 2020, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalized development and maintenance costs. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance.

Stock-Based Compensation

The Company accounts for stock awards issued under ASC 718, Compensation – Stock Compensation. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Stock-based compensation is recognized as expense over the employee's requisite vesting period and over the nonemployee's period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model. Restricted shares are measured based on the fair market value of the underlying stock on the grant date.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation is included in the consolidated statements of operations as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
General and administrative	$2,405,436	$281,953
Sales and marketing	664,463	41,282
Research and development	$697,775	$91,937

Loss per Common Share

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the three months ended March 31, 2021 and 2020, there were 251,846 and 2,680,093 options and warrants excluded, and 789,289 and 403,100 restricted stock units excluded, respectively. Further, there were no forfeitable restricted stock shares excluded for the three months ended March 31, 2021 and 2020.

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

New Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of consolidated financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors' accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 for emerging growth companies, with early adoption permitted. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Settlement and Legal

We are not currently a party to any on-going legal proceedings, and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

On November 13, 2018, two founders of the Company (the “Claimant Founders”), initiated two lawsuits in the Superior Court of California, County of San Francisco, entitled Nathaniel Farber v. HyreCar Inc., Case No. CGC-18-571257 and Josiah Larkin v. HyreCar Inc., Case No. CGC-18-571258. The complaints for the lawsuits, which were largely duplicative, alleged that the Company breached a Settlement Agreement by and between the Company and the Claimant Founders by not allowing the Claimant Founders to sell stock in the Company’s initial public offering (“IPO”), failing to buyback Claimant Founders’ stock at the time of the IPO, allowing the issuance of certain stock without proportionately increasing the stock ownership of Claimant Founders, and not providing certain required information to the Claimant Founders. The Company strongly disagreed with all of the allegations and vigorously contested both lawsuits. The Company believe that, at all times, its actions were consistent with the terms, conditions, and context of the Settlement Agreement, as well as applicable law. Pursuant to a motion brought by the Company, the two lawsuits were joined for pretrial and trial purposes.  As the case progressed, the Claimant Founders narrowed their allegations significantly. Mr. Larkin dismissed all of his claims. Mr. Farber dismissed all of his allegations except for an allegation that the Company failed to buyback the Claimant Founders’ stock at the time of the IPO. The Company believed that the remaining claim was without merit, but without admitting fault, agreed to settle any and all claims between the Claimant Founders and the Company.  As part of the settlement, the Company agreed to issue 78,431 shares of the Company’s common stock to Mr. Farber at an agreed upon value of $200,000.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Accrued payables	$347,861	$747,361
Insurance premiums	120,000	3,243,509
Driver deposit	196,572	168,855
Deferred rent	24,932	46,261
Payroll liabilities	77,303	77,303
Other accrued liabilities	60,056	76,059
Accrued liabilities	$826,724	$4,359,348

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

As of March 31, 2021, the amount payable under the Note is $1,999,175. The PPP Loan proceeds were used for payroll, covered rent and other covered payments and the loan is expected to be forgiven based on current information available. The Company is in the process of applying to the Lender for forgiveness of the PPP Loan as of the date of this report and we expect the full PPP Loan amount to be forgiven.

NOTE 5 – STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.00001 par value per share.

Stock Options

In 2016, the Board of Directors adopted the HyreCar Inc. 2016 Incentive Plan (the "2016 Plan"). The 2016 Plan provides for the grant of equity awards to highly qualified personnel, including stock options, restricted stock, stock appreciation rights, and restricted stock units to purchase shares of common stock. Up to 2,227,777 shares of common stock may be issued pursuant to awards granted under the 2016 Plan. The 2016 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board of Directors.

In 2018, the Board of Directors adopted the HyreCar Inc. 2018 Incentive Plan (the "2018 Plan"). The 2018 Plan provides for the grant of equity awards to purchase shares of common stock. Three million shares of common stock were initially reserved under the 2018 Plan for issuance pursuant to awards granted under the 2018 Plan, with share reserve number subject to increases that occur starting in 2021. The 2018 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

No stock options were granted during the three months ended March 31, 2021 or March 31, 2020.

Stock-based compensation expense for the vesting of stock options for the three months ended March 31, 2021 and 2020 was $6,647 and $252,072, respectively. As of March 31, 2021, the total estimated remaining stock-based compensation expense for unvested stock options is approximately $4,000 which is expected to be recognized over a weighted average period of 0.2 years.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 29, 2020, the Compensation Committee of the Board of Directors approved an exchange (the “Exchange”) of grants under the 2018 Plan previously made to executive officers and directors of the Company (the “Grantees”). The Board of Directors, upon recommendation from the Compensation Committee, approved the Exchange on April 29, 2020. Pursuant to the Exchange, the Grantees agreed to the cancellation of options to purchase an aggregate of 1,487,500 shares of the Company’s common stock under the 2018 Plan in exchange for the issuance of an aggregate of 822,500 shares of fully vested restricted stock under the 2018 Plan.

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

Restricted Stock Units and Shares Issued for Services

During the three months ended March 31, 2021, the Company granted 390,366 and 265,000 restricted stock units to the employees and executives, respectively, of which a large portion was vested upon issuance. Further, the restricted stock units granted to the executives are subject to their acceptance.

Stock-based compensation related to restricted stock units for the three months ended March 31, 2021 and 2020 was $3,761,027 and $163,100, respectively. As of March 31, 2021, unrecognized compensation expense related to the unvested restricted stock units is $5,721,961 and is expected to be recognized over approximately 3.0 years. As of March 31, 2021, approximately 670,983 of vested restricted stock units have yet to be issued.

During the three months ended March 31, 2020 and year ended December 31, 2020, the Company granted a contractor 100,000 restricted stock units that vest based on specified milestones and business objectives. None of these milestones or objectives have been achieved to date and none are expected to vest under current circumstances.

Warrants

During the three months ended March 31, 2021, several warrant holders exercised an aggregate of 20,232 warrants for total proceeds from the exercise of $64,540. There were also 199,617 warrants exercised in cashless exercises resulting in 61,484 shares of common stock being issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

Insurance

The president of the Company’s former primary insurance broker through June 2020 is also a minority Company stockholder and holder of warrants. As of March 31, 2021 and December 31, 2020, the Company had outstanding balances to the insurer totaling $0 and $144,669, included in accounts payable or accrued liabilities, respectively. During the three months ended March 31, 2021 and 2020, the Company paid the insurer approximately $0 and $1,388,000, respectively. On June 15, 2020, the Company completed moving its primary and excess automobile insurance liability programs over to a new insurance broker and is no longer using the related party broker.

NOTE 7 – SUBSEQUENT EVENTS

On April 12, 2021, the Company granted a total of 206,068 restricted stock units to certain members of the Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2020 included in our most recent Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss certain factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q.

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

Business and Trends

We generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a ride-sharing service driver (each, a "Driver") renting a car from a participating car owner (each, an "Owner"). Drivers pay a daily rental rate set by the Owner, plus a 10% HyreCar Driver Fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15-25% HyreCar Owner Fee. For example, as of March 31, 2021, the average daily rental rate of a HyreCar vehicle nationally is approximately $36.00 ("Daily Rental Rate"), plus a 10% HyreCar Driver fee ($3.60) and daily direct insurance fee of $13.00, totaling $52.60 in total daily gross billings in paid by the Driver via a credit card transaction. On average approximately 80% of the daily rental is transferred to the Owner via our merchant processing partner. HyreCar earns revenues from the two revenue share fees and the insurance totaling approximately $24.16 per day. Accordingly, the GAAP reportable revenue recognized by HyreCar is $24.16 in this example transaction as detailed in the following table:

Daily Gross Revenue Example		Daily Net (GAAP) Revenue Example

National Average Daily Rental Rate	$36.00	HyreCar Owner Fee (~21% average)	$7.56

Driver Fee	$3.60	HyreCar Driver Fee (10% rate)	$3.60

Daily Insurance Fee	$13.00	Insurance Fee (100% of fee)	$13.00

Daily Gross Billing Paid by Driver	$52.60	Daily Average Net Revenue	$24.16

Gross billing is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the company's GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar's net revenue margin is equal to approximately 46.4% ($7,448,400 HyreCar's GAAP revenue over $16,056,275 Total Gross Billings). A breakout of revenue components is provided in the section of this Quarterly Report on Form 10-Q titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the footnotes to the consolidated financial statements.

Non-GAAP Financial Measures

Gross Billings

Gross billing is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the Company's GAAP reportable revenue over gross billings.

The following table provides a reconciliation of our GAAP reported revenues to gross billings for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues (U.S. GAAP reported revenues)	$7,448,400	$5,780,413
Add: Refunds, rebates and deferred revenue	529,324	428,529
Add: Owner payments (not recorded in financial statements)	8,081,050	6,931,756
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$16,056,275	$13,140,698

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

For more information regarding the limitations of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA, see the section titled "Reconciliation of Non-GAAP Financial Measures."

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net loss	$(7,206,535)	$(4,058,216)
Adjusted to exclude the following:
Other expense (income), net	423	(29,629)
Provision for income taxes	—	800
Depreciation and amortization	19,270	19,157
Stock-based compensation expense	3,767,674	415,172
Prior expenses expected to be settled in stock included in liabilities	—	363,155
Adjusted EBITDA	$(3,419,168)	$(3,289,561)

Our operating results are subject to variability due to seasonality, macroeconomic conditions such as COVID-19 pandemic and other factors. Car rental volumes tend to be associated with travel and driving holidays, where there is an influx of Uber and Lyft demand. Thus far in 2021, we have continued to operate in an uncertain and uneven economic environment marked by heightened economic and geopolitical risks due to the COVID-19 pandemic.

Our objective is to focus on strategically accelerating our growth, strengthening our position as a leading provider of vehicle rental services to ridesharing (Lyft and Uber) and delivery (Door Dash, Instacart, Postmates) drivers, continuing to enhance our customers' rental experience, and controlling costs and driving efficiency throughout the organization. We operate in a high growth industry and we expect to continue to face challenges and risks. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives, continued growth of fleet levels to match changes in demand for vehicle rentals, and appropriate investments in technology.

Some highlights for the three months ended March 31, 2021 include:

●

Net rental days totaled approximately 300,228 rental days for the three months ended March 31, 2021, an increase of approximately 70,928 rental days or 30.9% over the 229,300 rental days recognized during the three months ended March 31, 2020, as the Company continued to expand its presence in key markets.

●

Net revenues totaled $7.4 million for the three months ended March 31, 2021, an increase of $1.7 million or 28.9% from $5.8 million recognized during the three months ended March 31, 2020, primarily as a result of the higher net rental days.

●

Cost of sales totaled $4.7 million for the three months ended March 31, 2021, an increase of $1.1 million or 30.8% from $3.6 million recognized during the three months ended March 31, 2020. The increase was primarily attributed to higher insurance premium from increased rental days during the period.

●

Gross profit totaled $2.7 million for the three months ended March 31, 2021, an improvement of $0.6 million or 25.6% from $2.2 million recognized during the three months ended March 31, 2020. As a result, the Gross Profit Margin slightly decrease to 36.7% for the three months ended March 31, 2021 from 37.6% for the three months ended March 31, 2020. The increase in gross profit was primarily attributed to higher rental days partially offset by increase in cost of sales particularly the insurance costs.

●

Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses, totaled $9.9 million for the three months ended March 31, 2021, an increase of $3.7 million or 58.7% over $6.3 million recognized during the three months ended March 31, 2020. The increase in operating expenses was related to the scaling of our business across all functional areas and an increase in non-cash stock-based compensation expense. Cash operating expenses were approximately $6.1 million for the three months ended March 31, 2021 after excluding the stock-based compensation expense which was higher due to the annual equity grants.

●	Net loss totaled $7.2 million for the three months ended March 31, 2021, an increase of $3.1 million or approximately 77.6% over the $4.1 million net loss recognized during the three months ended March 31, 2020. The increase in net loss was driven by the higher operating costs and non-cash stock-based compensation expense noted above, partially offset by the higher net revenues recognized during the three months ended March 31, 2021.

●	Adjusted EBITDA (which is a non-GAAP financial measure as described above) totaled ($3.4) million for the three months ended March 31, 2021, a minimal decrease of $0.1 million or 3.0% from ($3.3) million recognized for the prior year quarter ended March 30, 2020.

Management's Plan

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Going forward, the Company intends to fund its operations through increased revenues from operations and the funds raised through recent public securities offerings. We completed an underwritten public equity offering on February 9, 2021, consisting of an aggregate of 2,530,000 million shares of our common stock at a public offering price of $11.75 per share, which included the exercise in full of the underwriters’ option. This provided approximately $29.7 million in gross proceeds to the Company, before underwriting expenses and other costs. As a result, the Company believes it currently is sufficiently capitalized to pursue expanded business opportunities into the 2021 fiscal year.

With over 300,000 quarterly rental days in the first quarter, our annualized rental day run rate has increased to over 1,200,000 per year. Our business model and platform allow us to potentially leverage new opportunities and create a larger market with ridesharing, food and package delivery services, and delivery now accounting for more than half. We expect to realize steady revenue growth through 2021.

The Company announced a new strategic partnership with AmeriDrive Holdings to create a national network of vehicle supply and fleet maintenance operations in January 2021 and is in the process of expanding operations starting in the Southeast United States. On February 10, 2021, TrueCar announced a partnership with HyreCar to provide its car sharing marketplace with a modern digital car buying and trade-in solution. The TrueCar partnership offers a potential way to address this significant market in a relevant and effective manner for dealers and customers. TrueCar helps create awareness that vehicle dealers can benefit from serving the Transportation -as-a-Service ("TaaS") industry via the Company's platform. We believe both the AmeriDrive and TrueCar relationships enhance HyreCar’s opportunity to increase revenue and profitability during the current fiscal year.

Based on the capital currently on hand, as well as increasing revenue levels through the normal course of business, we believe the Company’s has sufficient resources to continue to operate its business for at least the next 12 months. Our current geographic footprint with volumes of quarterly rental days and net revenues from the quarters ended March 31, 2019 through March 31, 2021, is detailed below.

Components of Our Results of Operations

The following describes the various components that make up our results of operations, discussed below:

Revenue is earned from fees associated with matching Drivers to Owners of cars that meet the strict requirements imposed by ride-sharing services such as Uber and Lyft with Drivers. A Driver will typically rent a car through one transaction via our on-line marketplace. We recognize GAAP reportable revenue primarily from a transaction fee and an insurance fee when a car is rented on our platform when the Company, 1) identifies the contract with the customer, 2) identifies the performance obligations in the contract, 3) determines the transaction price, 4) determines if an allocation of that transaction price is required to the performance obligations in the contract, and 5) recognizes revenue when or as the Company satisfies a performance obligation.

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

Results of Operations

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

Revenues and Gross Profit. Revenues totaled $7.4 million for the three months ended March 31, 2021, an increase of $1.7 million or 28.9% over the $5.8 million of revenues recognized during the three months ended March 31, 2020. Gross profit totaled $2.7 million for the three months ended March 31, 2021, an increase of $0.6 million or 25.6% over the $2.2 million gross profit recognized during the three months ended March 31, 2020. As a result, the Gross Profit Margin slightly decreased to 36.7% for the three months ended March 31, 2021 from 37.6% for the three months ended March 31, 2020. The increase in revenues was primarily attributed to higher rental days partially offset by increase in insurance costs particularly on the insurance premium and claims expenses.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $9.9 million for the three months ended March 31, 2021, an increase of $3.7 million or 58.7% over $6.3 million recognized during the three months ended March 31, 2020. The increase in operating expenses was related to the scaling of our business across all functional areas and one-time non-cash stock-based compensation expense of annual equity grants. General and administrative expenses totaled $5.7 million for the three months ended March 31, 2021, an increase of $2.5 million or 76.7% over $3.2 million recognized during the three months ended March 31, 2020. The increases were primarily attributed to increase in non-cash stock-based compensation expense, salaries, operations and support functions. Sales and marketing expenses totaled $2.7 million for the three months ended March 31, 2021, an increase of $0.4 million or 18.2% over $2.3 million of sales and marketing expenses recognized during the three months ended March 31, 2020. The increase was primarily attributed to increase in non-cash stock-based compensation expense and commissions expense and partially offset by savings achieved through utilization of digital advertising. Research and development expenses totaled $1.5 million for the three months ended March 31, 2021, an increase of $0.8 million or 105.3% over $0.7 million of research and development expenses recognized during the three months ended March 31, 2020. The increase was primarily attributed to increases in non-cash stock-based compensation expense and growth in the technology team related to the enhancement and maintenance of our digital marketplace technology platform.

Loss from Operations. Loss from operations totaled $7.2 million for the three months ended March 31, 2021, an increase of $3.1 million or 76.3% over 4.1 million for the three months ended March 31, 2020. The increase in loss from operations was driven by the higher operating costs and non-cash stock-based compensation expense described above, partially offset by the higher net revenues recognized during the three months ended March 31, 2021.

Other (Income) Expense. Other (Income) Expense totaled $423 for the three months ended March 31, 2021, a decrease of $30,052 in income or 101.4% compared to $29,629 of income for the three months ended March 31, 2020. The decrease in income was primarily due to lower interest income and partially offset by non-operational expenses and loan interest expense.

Net Loss. Net loss totaled $7.2 million for the three months ended March 31, 2021, an increase of $3.1 million or 77.6% over $4.1 million recognized during the three months ended March 31, 2020. The increase in net loss was driven by the higher operating costs and non-cash stock-based compensation expense described above, partially offset by the higher net revenues recognized during the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents of $25,499,635 compared to $4,923,515 as of December 31, 2020. Cash and cash equivalents include money market deposit accounts denominated in U.S. dollars.

In February 9, 2021, we received net proceeds of $27.6 million upon the completion an underwritten public offering of an aggregate of 2,530,000 million shares of common stock at a public offering price of $11.75 per share, after deducting underwriting discounts and commissions and offering expenses.

We have primarily financed our operations through proceeds from public offerings, PPP loan proceeds, in addition to revenues received through our platform. As a result of the February 2021 financing, we believe our existing cash and cash equivalents and proceeds from revenue generating activities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months more fully described in Management's Plan above.

Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and car owners on our platform, the continuing market acceptance of our service offerings, the timing and extent of spending to support our efforts to improve our customer experience, actual insurance payments for which we have made reserves, the timing and extent of investment we are making in policy, government relations, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. We may decide to, or be required to, seek additional equity or debt financing for any of these reasons, or others that may arise. If we are unable to raise capital in the future, we may need to curtail expenditures by scaling back certain sales and marketing expenses.

Cash Flows

Net cash used in operating activities was $6,784,011 for the three months ended March 31, 2021. This consisted primarily of a net loss of $7,206,535 offset by non-cash stock-based compensation expense of $3,767,674 largely driven by the recognition of costs related to restricted stock units annual equity grants. Additionally, there was an increase in accounts payable of $1,808,861 and offset by decrease insurance reserves of $365,905 and accrued liabilities $3,532,625. The decrease in accrued liabilities was primarily driven by the insurance premiums accrual for the three months ended March 31, 2021 compared for the year ended December 31, 2020 wherein the revised contract allowed deferral of payment for approximately six months.

Net cash used in operating activities was for the three months ended March 31, 2020 resulted in cash outflows of $2,862,748. This consisted primarily of a net loss of $4,058,216 offset by non-cash stock-based compensation expense of $415,172 and non-cash depreciation and amortization of $19,157. Additionally, there was an increase in accounts payable of $646,484 partially offset by decrease in accrued liabilities of $120,365.

Net cash provided by financing activities was $28,111,756 for the three months ended March 31, 2021, which primarily consists of gross proceeds from the sale of common stock in our February 2021 public offering of $29,727,500, proceeds from the exercise of warrants of $64,540, partially offset by offering costs of $1,680,284.

Net cash provided by financing activities was $28,575 for the three months ended March 31, 2020, which primarily consists of proceeds from the exercise of warrants and stock options.

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

For the three months ended March 31, 2021 and 2020, there were no dividends paid and we have no plans to commence the payment of dividends. We have no current plans to issue further shares on the market but will continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded.

Except for PPP Loans, there is no significant external borrowing at the reporting date. Neither the Company nor any of the subsidiaries are subject to externally imposed capital requirement.

Critical Accounting Policies, Judgments, and Estimates

Our consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. There have been no material changes to our critical accounting policies and estimates as of March 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined in Rule 229.10(f)(1).

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any on-going legal proceedings, and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2020, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

HyreCar Inc.

Date: May 13, 2021	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

HyreCar Inc.

Date: May 13, 2021	By:	/s/ Scott Brogi
Scott Brogi
Chief Financial Officer (Principal Financial and Accounting Officer)

