Form 10-Q
period 2021-06-30
HyreCar Inc.
filed 2021-08-10
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 10, 2021, the registrant had 21,287,764 shares of common stock, $0.00001 par value per share, issued and outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

●

the potential benefits of and our ability to maintain our relationships with ridesharing companies, establish or maintain future collaborations or strategic relationships, and obtain additional funding;

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HYRECAR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalent	$24,021,863	$4,923,515
Restricted cash	877,586	—
Accounts receivable	101,615	109,366
Deferred offering costs	—	33,164
Insurance deposits	2,211,625	749,454
Other current assets	305,255	313,812
Total current assets	27,517,944	6,129,311

Property and equipment, net	6,823	8,425
Intangible assets, net	43,094	80,031
Other assets	—	95,000
Total assets	$27,567,861	$6,312,767

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$5,197,794	$2,275,559
Accrued liabilities	5,627,276	4,359,348
Insurance reserve	1,990,482	2,113,039
Note payable, current portion	1,999,175	1,554,548
Deferred revenue	63,068	76,059
Total current liabilities	14,877,795	10,378,553

Note payable, net of current portion	—	444,627
Total liabilities	14,877,795	10,823,180

Commitments and contingencies (Note 3)	—	—

Stockholders' equity (deficit):
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, 50,000,000 shares authorized, par value $0.00001, 20,961,319 and 17,741,713 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	209	177
Additional paid-in capital	73,467,587	39,725,445
Accumulated deficit	(60,777,730)	(44,236,035)
Total stockholders' equity (deficit)	12,690,066	(4,510,413)
Total liabilities and stockholders' equity (deficit)	$27,567,861	$6,312,767

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$9,057,866	$5,583,388	$16,506,266	$11,363,801

Cost of revenue	8,253,164	3,045,726	12,969,314	6,651,027

Gross profit	804,702	2,537,662	3,536,952	4,712,774

Operating Expenses:
General and administrative	6,090,899	3,911,065	11,795,352	7,139,237
Sales and marketing	2,875,084	1,871,099	5,582,275	4,161,271
Research and development	1,173,248	615,466	2,699,966	1,359,279
Total operating expenses	10,139,231	6,397,630	20,077,593	12,659,787

Operating loss	(9,334,529)	(3,859,968)	(16,540,641)	(7,947,013)

Other (income) expense
Interest expense	3,893	11,310	5,799	11,329
Other income	(4,062)	(17,803)	(5,545)	(47,451)
Total other income	(169)	(6,493)	254	(36,122)

Loss before provision for income taxes	(9,334,360)	(3,853,475)	(16,540,895)	(7,910,891)

Provision for income taxes	800	—	800	800

Net loss	$(9,335,160)	$(3,853,475)	$(16,541,695)	$(7,911,691)

Weighted average shares outstanding - basic and diluted	20,521,674	17,181,496	19,881,584	16,803,232
Weighted average net loss per share - basic and diluted	$(0.45)	$(0.22)	$(0.83)	$(0.47)

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

						Subscription
					Additional	Receivable -		Total
	Preferred Stock		Common Stock		Paid-in	Related	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Equity
March 31, 2020 (unaudited)	—	$—	16,473,335	$164	$36,301,582	$(7,447)	$(33,073,350)	$3,220,949
Stock option compensation	—	—	—	—	26,161	—	—	26,161
Stock option compensation modification	—	—	822,500	8	1,434,124	—	—	1,434,132
Restricted stock unit compensation	—	—	—	—	121,797	—	—	121,797
Stock options exercised	—	—	3,000	—	5,250	—	—	5,250
Shares issued for vested restricted stock units	—	—	400	—	—	—	—	—
Shares issued for legal services and settlement of payables and accrued liabilities	—	—	254,535	2	567,611	—	—	567,613
Shares issued for settlement	—	—	78,431	1	213,332	—	—	213,333
Shares issued for services	—	—	60,000	1	145,199	—	—	145,200
Net loss	—	—	—	—	—	—	(3,853,475)	(3,853,475)
June 30, 2020 (unaudited)	—	$—	17,692,201	$176	$38,815,056	$(7,447)	$(36,926,825)	$1,880,960

March 31, 2021 (unaudited)	—	$—	20,353,429	$203	$71,158,828	$—	$(51,442,570)	$19,716,461
Stock option compensation	—	—	—	—	4,123	—	—	4,123
Restricted stock unit compensation	—	—	—	—	1,939,766	—	—	1,939,766
Stock options exercised	—	—	120,372	1	114,895	—	—	114,896
Shares issued for vested restricted stock units	—	—	435,845	4	(4)	—	—	—
Warrants exercised - cashless	—	—	39,395	1	(1)	—	—	—
Shares issued for services	—	—	12,278	—	249,980	—	—	249,980
Net loss	—	—	—	—	—	—	(9,335,160)	(9,335,160)
June 30, 2021 (unaudited)	—	$—	20,961,319	$209	$73,467,587	$—	$(60,777,730)	$12,690,066

						Subscription
					Additional	Receivable -		Total
	Preferred Stock		Common Stock		Paid-in	Related	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Equity
December 31, 2019	—	$—	16,393,171	$164	$35,857,835	$(7,447)	$(29,015,134)	$6,835,418
Stock option compensation	—	—	—	—	278,233	—	—	278,233
Stock option compensation modification	—	—	822,500	8	1,434,124	—	—	1,434,132
Restricted stock unit compensation	—	—	—	—	284,897	—	—	284,897
Stock options exercised	—	—	43,869	—	33,825	—	—	33,825
Stock options exercised – cashless	—	—	2,645	—	—	—	—	—
Shares issued for vested restricted stock units	—	—	37,050	—	—	—	—	—
Shares issued for legal services and settlement of payables and accrued liabilities	—	—	254,535	2	567,611	—	—	567,613
Shares issued for settlement	—	—	78,431	1	213,332	—	—	213,333
Shares issued for services	—	—	60,000	1	145,199	—	—	145,200
Net loss	—	—	—	—	—	—	(7,911,691)	(7,911,691)
June 30, 2020 (unaudited)	—	$—	17,692,201	$176	$38,815,056	$(7,447)	$(36,926,825)	$1,880,960

December 31, 2020	—	$—	17,741,713	$177	$39,725,445	$—	$(44,236,035)	$(4,510,413)
Stock option compensation	—	—	—	—	10,770	—	—	10,770
Restricted stock unit compensation	—	—	—	—	5,700,793	—	—	5,700,793
Stock options exercised	—	—	120,372	1	114,895	—	—	114,896
Shares issued for vested restricted stock units	—	—	435,845	4	(4)	—	—	—
Warrants exercised for cash	—	—	20,232	1	64,539	—	—	64,540
Warrants exercised - cashless	—	—	100,879	1	(1)	—	—	—
Common stock issued for cash	—	—	2,530,000	25	29,727,475	—	—	29,727,500
Offering costs	—	—	—	—	(2,126,305)	—	—	(2,126,305)
Shares issued for services	—	—	12,278	—	249,980	—	—	249,980
Net loss	—	—	—	—	—	—	(16,541,695)	(16,541,695)
June 30, 2021 (unaudited)	—	$—	20,961,319	$209	$73,467,587	$—	$(60,777,730)	$12,690,066

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,541,695)	$(7,911,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,539	38,316
Stock-based compensation	5,961,543	2,466,312
Provision for losses on accounts receivable	50,079	—
Changes in operating assets and liabilities:
Accounts receivable	(42,328)	25,431
Insurance deposits	654,454	(749,454)
Lease deposit and other current assets	103,557	155,862
Accounts payable	838,775	443,372
Accrued liabilities	1,267,927	(17,112)
Insurance reserve	(122,557)	26,426
Deferred revenues	(12,991)	(10,564)
Net cash used in operating activities	(7,804,697)	(5,533,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	29,727,500	—
Offering costs associated with public offering	(2,126,305)
Proceeds from exercise of stock options	114,896	33,825
Proceeds from note payable	—	2,004,175
Principal repayment on note payable	—	(5,000)
Proceeds from exercise of warrants	64,540	—
Net cash provided by financing activities	27,780,631	2,033,000

Increase (decrease) in cash, cash equivalents and restricted cash	19,975,934	(3,500,102)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash - beginning of period	4,923,515	10,657,140
Cash, cash equivalents and restricted cash - end of period	$24,899,449	$7,157,038

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$24,021,863	$7,157,038
Restricted cash	877,586	—
Total cash, and cash equivalents and restricted cash to the consolidated balance sheets	$24,899,449	$7,157,038

Supplemental disclosures of cash flow information:
Cash paid for:
Interest expense	$—	$19
Income taxes	$800	$8,500

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Description of Business

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

Strategic Partnership, Recent Public Offering and Insurance Program Renewal

On January 28, 2021, the Company announced new and expanded strategic partnerships with AmeriDrive Holdings ("AmeriDrive") intended to create a national network of vehicle supply and fleet maintenance operations. In connection therewith, the Company entered into a Collateral Pledge Agreement with Cogent Bank assigning all right, title and interest in a Company deposit account of $750,000 plus 5% fees to secure that certain revolving line of credit made by the bank to AmeriDrive.

On February 4, 2021, the Company entered into an underwriting agreement with Lake Street Capital Markets, LLC and Northland Securities, Inc., as representatives of the several underwriters, in connection with the public offering (the "2021 offering") of a total of 2,530,000 shares of Company common stock. The initial closing of the offering occurred on February 8, 2021. The net proceeds to the Company from the 2021 offering was approximately $27.6 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

On May 20, 2021, the Company renewed its Automobile Liability Insurance Program with Apollo 1969 of Lloyd’s until 2023 at our current rates, providing stable predictable insurance pricing for the next two years. Further, the Company has completed integration with Sedgwick, a leading insurance claim processing partner for many companies in rideshare transportation and food delivery.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with "U.S. GAAP" and include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto that are included in the Company's Annual Report on Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's Plans

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, and capital raised through the 2021 offering described in Note 1. The funds received from the 2021 offering and our existing capital causes us to continue to believe the Company has sufficient resources to continue as a going concern.

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

Use of Estimates

The preparation of consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of revenue and expenses during the reporting period. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term. All significant intercompany accounts and transactions are eliminated upon consolidation.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consist primarily of amounts held in restricted bank account at Cogent Bank as collateral for the amount pledged by the Company to secure that certain revolving line of credit made by Cogent Bank to AmeriDrive, as well as escrow accounts held for our claims processing partner to pay out claims in a timely fashion.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of June 30, 2021 and   December 31, 2020, the Company has a reserve allowance of $50,079 and $0, respectively.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance Reserve and Insurance Deposits

The Company records a loss reserve for physical damage and other liability coverage caused to owner vehicles up to the Company's insurance deductibles or relevant limits. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s insurance policy which dictates what amounts of a claim will be paid by the Company. Effective March 1, 2021, the Company entered into a two-year claim adjusting agreement with Sedgwick which included an escrow account requirement of $1,750,000 to be held by Sedgwick for claim payments.  This escrow account is replenished by the Company on a quarterly basis dependent on the actual claims paid during that quarter. As of June 30, 2021 and December 31, 2020, $1,990,482 and $2,113,039 was included in the accompanying consolidated balance sheets, respectively, related to the loss reserve, where the expense is included in costs of revenue.

Effective May 15, 2021 the Company entered into a new policy term for its automobile liability insurance program. As part of this program the Company has paid deposit premiums of $1,500,000 and $250,000 for the primary and excess, respectively which will be available to offset premiums due during the final quarter of the policy period, which is the fourth quarter of 2022 or at any time to remediate overdue premiums. In addition, effective June 15, 2021, a separate primary automobile liability was placed for California only, which required a $300,000 deposit premium that will be available to offset premiums due during the first quarter of the policy period.

While certain liability claims may take several years to completely settle, the Company's liability exposure limit is generally met in the near term. Due to our limited operational history, the Company makes certain assumptions based on both currently available information to estimate the insurance reserves as well as third party claims adjuster data provided on existing claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends and the results of related litigation. Furthermore, claims may emerge in future periods for events that occurred in a prior period that differs from expectations. Accordingly, actual losses may vary significantly from the estimated amounts reported in the consolidated financial statements. Reserves are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts. Such adjustments are recorded in costs of revenue.

The Company has been in the process of finalizing the integration and transition to Sedgwick which is expected to provide an improved customer experience but has impacted the claims portfolio in the short term. Specifically, in the quarter ended June 30, 2021 our claims processes were adjusted and resulted in higher than historical loss payouts. The Company intends to monitor closely the claims settlement process/guidelines and make any necessary adjustments to continuously improve overall performance.

Revenue Recognition

The Company generates the majority of its revenue from its ridesharing marketplace that connects vehicle owners and drivers and the related insurance issued for each rental. Vehicle owners and drivers agree to terms of service with the Company in order to use the HyreCar platform and enter into a rental contract that governs each rental.  In entering into a rental agreement, the driver is charged in a single transaction:  the base rental fee as agreed upon between the driver and vehicle owner, a 10%-20% HyreCar fee on the base rental fee, and a daily insurance charge (“Insurance and administrative fees”), all based on the number of days the vehicle is to be rented within the contract. HyreCar retains 15%-25% of the base rental fee and remits the remaining portion to the vehicle owner. The 10%-20% fee collected from the driver and 15-25% retained from the owner are considered “Transaction Fees” and the recorded on a net basis as described below. The Company recognizes revenue daily during the rental periods as the Company is required to maintain insurance underlying the transaction and as a customary business practice, a driver can return a vehicle early for a refund of the unused rental period. Drivers currently do not have an option to decline insurance at any point during the transaction.

The Company also recognizes revenue from other sources such as referrals, motor vehicle record fees (application fees), late rental fees, and other fees charged to drivers in specific situations.

In applying the guidance of Accounting Standards Codification ("ASC") 606, the Company (i) identifies the contract with the customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, (iv) determines if an allocation of that transaction price is required to the performance obligations in the contract, and (v) recognizes revenue when or as the Company satisfies a performance obligation.

Refunds may occur when the driver returns the owner vehicle early based on the terms of the original contract or cancels the rental prior to completing the exchange. In limited circumstances, the Company provides contingent consideration in the form of a rebate that is redeemable only if the customer completes a specific level of transaction over a specific time period. In such cases, the rebate or refund obligation is recognized as a reduction of revenue. The Company defers revenue in all instances when the earnings process is not yet complete.

The following is a breakout of revenue components by subcategory for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Insurance and administration fees	$4,659,596	$2,904,507	$8,407,795	$5,923,708
Transaction fees	4,148,061	2,376,448	7,564,782	5,058,037
Other fees	364,059	387,733	695,386	626,558
Incentives and rebates	(113,850)	(85,300)	(161,697)	(244,502)
Net revenue	$9,057,866	$5,583,388	$16,506,266	$11,363,801

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

Cost of Revenue

Cost of revenue primarily include direct fees paid for insurance to cover the vehicle driver and owner, insurance claim payments and estimated liabilities based on the policy in effect at the time of loss, merchant processing fees, technology and hosting costs, and motor vehicle record fees incurred for paid driver applications. General liability insurance that covers corporate risk from activity on our platform is included in general and administrative costs.

Advertising and Marketing

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing expense were $1,735,482 and $1,232,357 for the six months ended June 30, 2021 and 2020, respectively.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation is included in the consolidated statements of operations as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
General and administrative	$1,774,800	$1,790,106	$4,180,236	$2,072,058
Sales and marketing	252,318	218,793	916,781	260,075
Research and development	166,751	42,242	864,526	134,179

Loss per Common Share

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the six months ended June 30, 2021 and 2020, there were 737,326 and 1,188,194 options and warrants excluded, and 763,219 and 302,700 restricted stock units excluded, respectively.

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the Company maintains balances in excess of the federally insured limits.

Other Concentrations

The Company has historically relied on a single insurance broker and one to two underwriters at any given time to provide all automobile insurance on vehicles rentals on the HyreCar platform. There are multiple brokers and carriers who issue this type of insurance coverage, and the Company is regularly reviewing leading insurers in the transportation and mobility sectors as this is an important part of our operations. The Company does not believe the loss of our current broker or underwriters would have a material effect on our operations.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Settlement and Legal

We are not currently a party to any on-going legal proceedings, and we are not aware of any claims or actions pending or the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities as of  June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
	2021	2020
Accrued payables	$1,327,389	$747,361
Insurance premiums	1,942,506	3,243,509
Driver deposit	254,523	168,855
Deferred rent	—	46,261
Payroll tax liabilities	2,039,790	77,303
Other accrued liabilities	63,068	76,059
Accrued liabilities	$5,627,276	$4,359,348

As of June 30, 2021, the payroll tax liabilities amounted to $2,039,790, which consists of the employer and employees share of the payroll tax liabilities related to stock options exercised and vested restricted stock units.

Notes Payable

On April 13, 2020, the Company entered into a loan with JPMorgan Chase Bank, N.A. as the lender (“Lender”) in an aggregate principal amount of $2,004,175 pursuant to the Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the "PPP Loan"). The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent, and covered utility payments incurred by the Company during the 24-week period beginning on April 13, 2020, calculated in accordance with the terms of the CARES Act. The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

As of June 30, 2021, the amount payable under the Note is $1,999,175. The PPP Loan proceeds were used for payroll, covered rent and other covered payments and the loan is expected to be forgiven based on current information available. The Company submitted to the Lender the PPP Loan forgiveness application as of June 30, 2021, and we expect the full PPP Loan amount to be forgiven.

NOTE 5 – STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.00001 par value per share.

Stock Options

In 2016, the Board of Directors adopted the HyreCar Inc. 2016 Incentive Plan (the "2016 Plan"). The 2016 Plan provides for the grant of equity awards to highly qualified personnel, including stock options, restricted stock, stock appreciation rights, and restricted stock units to purchase shares of common stock. The 2016 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board of Directors. The Company does not currently utilize the 2016 Plan for equity award grants.

In 2018, the Board of Directors adopted the HyreCar Inc. 2018 Incentive Plan (the "2018 Plan"). The 2018 Plan provides for the grant of equity awards to acquire shares of common stock. Three million shares of common stock were initially reserved for issuance under the 2018 Plan, with the share reserve number subject to increases that occur starting in 2021. The 2018 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

In the second quarter of 2021, the Board of Directors adopted the HyreCar Inc. 2021 Incentive Plan (the "2021 Plan"). The 2021 Plan provides for the grant of equity awards to acquire shares of common stock.  Three million shares of common stock were initially reserved for issuance under the 2021 Plan, with the share reserve number subject to increases that occur starting in 2024. The 2021 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board. As of June 30, 2021 the Company has not utilized the 2021 Plan for any equity award grants.

No stock options were granted during the six months ended June 30, 2021 and  June 30, 2020.

Stock-based compensation expense for the vesting of stock options for the three months ended June 30, 2021 and 2020 was $4,123 and $26,161, respectively, and $10,770 and $278,233 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the total estimated remaining stock-based compensation expense for unvested stock options is approximately $632 which is expected to be recognized over a weighted average period of 0.1 years.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units and Shares Issued for Services

During the six months ended June 30, 2021, the Company granted 390,366 and 265,000 restricted stock units to the employees and executives, respectively, of which a large portion vested upon issuance. Additionally, for the six months ended June 30, 2021, the Company granted 206,068 restricted stock units to Board members, of which 50% vested on grant date and the remaining 50% vest over the next four quarters following the date of grant.

Stock-based compensation related to restricted stock units for the three months ended June 30, 2021 and 2020 was $1,939,766 and $121,797, respectively. Stock-based compensation related to restricted stock units for the six months ended June 30, 2021 and 2020 was $5,700,793 and $284,897, respectively. As of June 30, 2021, unrecognized compensation expense related to the unvested restricted stock units is $6,213,390 and is expected to be recognized over approximately 2.6 years.

During the six months ended June 30, 2021, the Company granted 12,278 shares of common stock in exchange for legal services. The Company recognized stock-based compensation of $249,980 based on the closing price of the Company’s common stock on the date of grant.

Warrants

During the six months ended June 30, 2021, several warrant holders exercised an aggregate of 280,681 warrants exercised in cashless exercises resulting in 100,879 shares of common stock being issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

Insurance

The president of the Company’s former primary insurance broker through June 2020 is also a minority Company stockholder and holder of warrants. As of June 30, 2021 and December 31, 2020, the Company had no outstanding balances to the insurer included in accounts payable or accrued liabilities, respectively. During the six months ended June 30, 2021 and 2020, the Company paid the insurer approximately $0 and $2,580,000, respectively. On June 15, 2020, the Company completed moving its primary and excess automobile insurance liability programs over to a new insurance broker and is no longer using the related party broker.

NOTE 7 – SUBSEQUENT EVENTS

On July 5, 2021, the Company granted a total of 100,000 restricted stock units to a newly appointed Company officer. Further, on July 14, 2021, the Company issued the vested equity grants to the officers and the related employee payroll tax liabilities amounted to $1,123,194.

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

Our Company

We operate in the car sharing marketplace for ride sharing through our proprietary platform. The Company has established a leading presence in Transportation-as-a-Service ("TaaS") through vehicle owners and institutions, such as franchise car dealerships, independent car dealerships and rental car companies, who have been disrupted by automotive asset sharing. We are based in Los Angeles, California and car owners and drivers currently use the platform nationwide. Our unique revenue opportunity for both owners and drivers are providing a safe, secure, and reliable marketplace. We categorize our operations into one reportable business segment: Rental, consisting primarily of our vehicle rental operations in the United States.

Business and Trends

We generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a ride-sharing service driver (each, a "Driver") renting a car from a participating car owner (each, an "Owner"). Drivers pay a daily rental rate set by the Owner, plus a 10%-20% HyreCar Driver fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15%-25% HyreCar Owner fee. For example, as of June 30, 2021, the average daily rental rate of a HyreCar vehicle nationally is approximately $38 ("Daily Rental Rate"), plus a 10%-25% HyreCar Driver fee ($5) and daily direct insurance fee of $14, totaling $57 in total daily gross billings in paid by the Driver via a payment card transaction. On average approximately 78% of the daily rental is transferred to the Owner via our merchant processing partner. HyreCar earns revenue from the revenue share fees and insurance totaling approximately $27 per day. Accordingly, the GAAP reportable revenue recognized by HyreCar is $27 in this example transaction as detailed in the following table:

Daily Gross Revenue Example		Daily Net (GAAP) Revenue Example

National Average Daily Rental Rate	$38	HyreCar Owner Fee (22% average)	$8

Driver Fee	$5	HyreCar Driver Fee (10%-25% rate)	$5

Daily Insurance Fee	$14	Insurance Fee (100% of fee)	$14

Daily Gross Billing Paid by Driver	$57	Daily Average Net Revenue	$27

During the quarter ended June 30, 2021, the Company monitored the market's competitive prices to maintain good performance levels. The dynamic pricing of the daily gross and net rental rates were adjusted depending on the variations in demand and competition. The daily average gross rental rate for the three months ended June 30, 2021 is $57, an increase of $4 or 8% from $53 daily average gross rental rate recognized during the three months ended June 30, 2020.

Gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenue. Gross billings may also be used to calculate net revenue margin, defined as the company's GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar's net revenue margin is equal to approximately 47% ($16,506,000 HyreCar's GAAP revenue over $35,062,000 Total Gross Billings) for the six months ended June 30, 2021. A breakout of revenue components is provided in the section of this Quarterly Report on Form 10-Q titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the footnotes to the consolidated financial statements.

Non-GAAP Financial Measures

Gross Billings

We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenue. Gross billings may also be used to calculate net revenue margin, defined as the Company's GAAP reportable revenue over gross billings.

The following table provides a reconciliation of our GAAP reported revenue to gross billings for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue (U.S. GAAP reported revenue)	$9,057,866	$5,583,388	$16,506,266	$11,363,801
Add: Refunds, rebates and deferred revenue	672,690	305,949	1,202,014	734,478
Add: Owner payments (not recorded in financial statements)	9,272,192	6,369,806	17,353,242	13,301,562
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$19,002,748	$12,259,143	$35,061,522	$25,399,841

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net loss	$(9,335,160)	$(3,853,475)	$(16,541,695)	$(7,911,691)
Adjusted to exclude the following:
Other expense (income), net	(169)	(6,493)	254	(36,122)
Provision for income taxes	800	—	800	800
Depreciation and amortization	19,269	19,159	38,539	38,316
Stock-based compensation expense	2,193,869	2,051,141	5,961,543	2,466,312
Prior expenses expected to be settled in stock included in liabilities	—	93,941	—	192,871
Adjusted EBITDA	$(7,121,391)	$(1,695,727)	$(10,540,559)	$(5,249,514)

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

Significant changes in our results of operations for the three months ended June 30, 2021 include:

●

Net rental days totaled approximately 333,000 rental days for the three months ended June 30, 2021, an increase of approximately 102,000 rental days or 44.2% over the 231,000 rental days recognized during the three months ended June 30, 2020, as the Company continued to expand its presence in key markets including Georgia, California, Pennsylvania, New York and Texas.

●

Revenue totaled $9.1 million for the three months ended June 30, 2021, an increase of $3.5 million or 62.2% from $5.6 million recognized during the three months ended June 30, 2020 primarily as a result of the higher net rental rate and days. The daily average net rental rate for the three months ended June 30, 2021 was $27, an increase of $3 or 12.5% from $24 daily average net rental rate recognized during the three months ended June 30, 2020.

●

Cost of revenue totaled $8.3 million for the three months ended June 30, 2021, an increase of $5.2 million or 170.6% from $3.1 million recognized during the three months ended June 30, 2020. About $2.4 million are due to the attributable increase in insurance premiums and claims from expanded rental day volume, and normalization for the quarter ended June 30, 2020 volatility. The remainder of the cost increase was primarily driven up by additional insurance claims of $2.8 million of which approximately $1.2 million was attributed to one-off new developments on claims and incidental payments incurred prior to March 31, 2021 in excess of the reserves and accruals. Some of those one-offs resulted from settling claims incurred prior to March 1, 2021 under our previous insurance claims processing partner. Another $0.2 million of one-off expenses were related to technical transitional difficulties to the new claims processing partners platform which have been resolved.

●

Gross profit totaled $0.8 million for the three months ended June 30, 2021, a decrease of $1.7 million or 68.5% from $2.5 million recognized during the three months ended June 30, 2020. As a result, the Gross Profit Margin decreased to 8.8% for the three months ended June 30, 2021 from 45.5% for the three months ended June 30, 2020. Gross Profit Margin would have been 24.3% for the three months ended June 30, 2021 not including these one-off items related to prior period new developments and technical issues related to the transition between claims processing partners noted above.

●

Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses, totaled $10.1 million for the three months ended June 30, 2021, an increase of $3.7 million or 58.0% over $6.4 million recognized during the three months ended June 30, 2020. These additional operating expenses were incurred to enable and support growth and scale across all functional areas. These expenses included costs incurred for the enhancement of the technology platform, stimulating demand and visibility through marketing, as well as scaling our customer support/sale organization.

●

Net loss totaled $(9.3) million for the three months ended June 30, 2021, an increase of $(5.4) million or approximately 142.1% over the $(3.9) million net loss recognized during the three months ended June 30, 2020. The increase in net loss was driven by the higher cost of revenue and operating expenses as noted above, partially offset by the higher net revenue recognized during the three months ended June 30, 2021.

●

Adjusted EBITDA (which is a non-GAAP financial measure as described above) totaled $(7.1) million for the three months ended June 30, 2021, an increase of $(5.4) million or 320.0% from $(1.7) million recognized for the prior year quarter ended June 30, 2020.

Management's Plan

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Going forward, the Company intends to fund its operations through increased revenue from operations and the funds raised through recent public securities offerings. We completed an underwritten public equity offering on February 9, 2021, consisting of an aggregate of 2,530,000 million shares of our common stock at a public offering price of $11.75 per share, which included the exercise in full of the underwriters’ option. This provided approximately $29.7 million in gross proceeds to the Company, before underwriting expenses and other costs. As a result, the Company believes it currently is sufficiently capitalized to pursue expanded business opportunities through the 2021 fiscal year.

With over 330,000 quarterly rental days in the second quarter of 2021, our annualized rental day run rate has increased to over 1,300,000 per year. Our business model and platform allow us to potentially leverage new opportunities and create a larger market with ridesharing, food and package delivery services. Two thirds of the Company Drivers are now predominantly delivery oriented and the opportunity is accelerating in the local delivery as a service environment. We expect to realize steady revenue growth through 2021 as we focus on increasing our car supply to meet the driver demand.

As part of our focus to increase car supply, the Company's strategic partnership with AmeriDrive Holdings is intended to create a national network of vehicle supply and fleet maintenance operations and is expanding our operations in the Southeast United States. On February 10, 2021, TrueCar announced a partnership with HyreCar to provide its car sharing marketplace with a modern digital car buying and trade-in solution. The TrueCar partnership offers a potential way to address the automobile trade-in market in a relevant and effective manner for dealers and customers. TrueCar helps create awareness that vehicle dealers can benefit from serving the TaaS industry via the Company's platform. We believe both the AmeriDrive and TrueCar relationships enhance HyreCar’s opportunity to increase revenue during the current fiscal year.

Based on the capital currently on hand, as well as increasing revenue levels through the normal course of business, we believe the Company has sufficient resources to continue to operate its business for at least the next 12 months. The current top 10 U.S. state markets in our geographic footprint, and our volumes of quarterly rental days and net revenue from the quarters ended June 30, 2019 through June 30, 2021, is detailed below.

Components of Our Results of Operations

The following describes the various components that make up our results of operations, discussed below:

Revenue is earned from fees associated with matching Owners of cars that meet the strict requirements imposed by ride-sharing services such as Uber and Lyft with Drivers. A Driver will typically rent a car through one transaction via our on-line marketplace. We recognize GAAP reportable revenue primarily from a transaction fee and an insurance fee when a car is rented on our platform when the Company, 1) identifies the contract with the customer, 2) identifies the performance obligations in the contract, 3) determines the transaction price, 4) determines if an allocation of that transaction price is required to the performance obligations in the contract, and 5) recognizes revenue when or as the Company satisfies a performance obligation.

Cost of revenue primarily include direct fees paid for driver insurance, insurance claim payments based on the policy in effect at the time of loss, merchant processing fees, technology and hosting costs, and motor vehicle record fees incurred for paid driver applications.

General and administrative costs include all corporate and administrative functions that support our business. These costs also include payroll for officers and operational staff, stock-based compensation expense, consulting costs, professional fees, and other costs that are not included in cost of revenue. Research and development costs are related to activities such as user experience and user interface development, database development and maintenance, and technology related expenses to research, improve, implement, or maintain technology and systems utilized throughout our enterprise. Research and development costs are expensed as incurred. Sales and marketing expenses primarily consist of personnel-related compensation costs, commissions expenses, advertising expenses, and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred.

Other income/expense includes non-operating income and expenses including interest income and expense.

Results of Operations

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

Revenue and Gross Profit. Revenue totaled $9.1 million for the three months ended June 30, 2021, an increase of $3.5 million or 62.2% over the $5.6 million of revenue recognized during the three months ended June 30, 2020. Rental days totaled approximately 333,000 rental days, an increase of 102,000 rental days or 44.2% year-over-year. The daily average net rental rate for the three months ended June 30, 2021 was $27, an increase of $3 or 12.5% from $24 daily average net rental rate recognized during the three months ended June 30, 2020. Gross profit totaled $0.8 million for the three months ended June 30, 2021, a decrease of $1.7 million or 68.5% over the $2.5 million gross profit recognized during the three months ended June 30, 2020. As a result, the Gross Profit Margin significantly decreased to 8.8% for the three months ended June 30, 2021 from 45.5% for the three months ended June 30, 2020. Gross Profit Margin would have been 24.3% for the three months ended June 30, 2021 not including approximately $1.4 million in one-off items related to prior periods and technical issues related to the transition between insurance claims processing partners.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $10.1 million for the three months ended June 30, 2021, an increase of $3.7 million or 58.0% over $6.4 million recognized during the three months ended June 30, 2020. The additional operating expenses were incurred to enable and support growth and scale across all functional areas. These expenses included costs incurred for the enhancement of the technology platform, stimulating demand through marketing, as well as scaling our customer support/sales organization. General and administrative expenses totaled $6.1 million for the three months ended June 30, 2021, an increase of $2.2 million or 55.7% over $3.9 million recognized during the three months ended June 30, 2020. Additional investments were primarily geared towards customer support and centralized operations supporting the platform, third party support to support strategic initiatives and recruitment costs. General and administrative functions to scale and overall business insurance. Sales and marketing expenses totaled $2.9 million for the three months ended June 30, 2021, an increase of $1 million or 53.7% over $1.9 million of sales and marketing expenses recognized during the three months ended June 30, 2020. The increase was primarily attributed to an increase in digital advertising and sales personnel. Research and development expenses totaled $1.2 million for the three months ended June 30, 2021, an increase of $0.6 million or 90.6% over $0.6 million of research and development expenses recognized during the three months ended June 30, 2020. The increase was primarily attributed to growth in technology infrastructure support related to the enhancement and maintenance of our digital marketplace technology platform.

Loss from Operations. Loss from operations totaled $(9.3) million for the three months ended June 30, 2021, an increase of $(5.4) million or 141.8% over a $(3.9) million loss from operations for the three months ended June 30, 2020. The increase in loss from operations was driven by higher cost of revenue and operating expenses as detailed above, partially offset by the higher net revenue recognized during the three months ended June 30, 2021.

Other (Income) Expense. Other (Income) Expense totaled $169 for the three months ended June 30, 2021, a decrease of $6,662 in income or 102.6% compared to $6,493 of income for the three months ended June 30, 2020. The decrease in income was primarily due to lower interest income and partially offset by non-operational expenses and loan interest expense.

Net Loss. Net loss totaled $(9.3) million for the three months ended June 30, 2021, an increase of $(5.4) million or 142.1% over a $(3.9) million net loss recognized during the three months ended June 30, 2020.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

Revenue and Gross Profit. Revenue totaled $16.5 million for the six months ended June 30, 2021, an increase of $5.1 million or 45.3% over the $11.4 million of revenue recognized during the six months ended June 30, 2020. Rental days totaled approximately 633,000 rental days, an increase of 173,000 rental days or 37.7% year-over-year. The daily average net rental rate for the six months ended June 30, 2021 is $26., an increase of $2 or 10.0% from $24 daily average net rental rate recognized during the six months ended June 30, 2020. Gross profit totaled $3.5 million for the six months ended June 30, 2021, a decrease of $1.2 million or 24.9% over the $4.7 million gross profit recognized during the six months ended June 30, 2020. As a result, the Gross Profit Margin decreased to 21.4% for the six months ended June 30, 2021 from 41.5% for the six months ended June 30, 2020. Gross Profit Margin would have been 28.2% for the six months ended June 30, 2021 not including $1.1 million in one-off items related to prior periods (prior to January 1, 2021) and technical issues related to the transition between insurance claims processing partners.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $20.1 million for the six months ended June 30, 2021, an increase of $7.4 million or 58.5% over $12.7 million recognized during the six months ended June 30, 2020. The increase in operating expenses was to enable and support growth across all functional areas and non-cash stock-based compensation expense of annual equity grants spread amongst all functions including grants for Directors. These investments were aimed at enhancing the technology platform, stimulating demand through marketing, as well as scaling our customer support/sales organization. General and administrative expenses totaled $11.8 million for the six months ended June 30, 2021, an increase of $4.7 million or 65.2% over $7.1 million recognized during the six months ended June 30, 2020. In addition to non-cash stock-based compensation, additional investments were primarily geared towards customer support and centralized operations supporting the platform, third party support to support strategic initiatives, recruitment costs, preparing General and administrative functions to scale and overall business insurance. Sales and marketing expenses totaled $5.6 million for the six months ended June 30, 2021, an increase of $1.4 million or 34.1% over $4.2 million of sales and marketing expenses recognized during the six months ended June 30, 2020. The increases was primarily attributed to an increase in digital advertising and sales personnel. Research and development expenses totaled $2.7 million for the six months ended June 30, 2021, an increase of $1.3 million or 98.6% over $1.4 million of research and development expenses recognized during the six months ended June 30, 2020. The increase was primarily attributed to growth in technology infrastructure support related to the enhancement and maintenance of our digital marketplace technology platform.

Loss from Operations. Loss from operations totaled $(16.5) million for the six months ended June 30, 2021, an increase of $(8.6) million or 108.1% over the $(7.9) million loss from operations for the six months ended June 30, 2020. The increase in loss from operations was driven by the higher cost of revenue, operating expenses and non-cash stock-based compensation expense described above, partially offset by the higher net revenue recognized during the six months ended June 30, 2021.

Other (Income) Expense. Other (Income) Expense totaled $254 for the six months ended June 30, 2021, a decrease of $35,868 in income or 99.3% compared to $35,868 of income for the six months ended June 30, 2020. The decrease in income was primarily due to lower interest income and partially offset by non-operational expenses and loan interest expense.

Net Loss. Net loss totaled $(16.5) million for the six months ended June 30, 2021, an increase of $(8.6) million or 109.1% over the $(7.9) million net loss recognized during the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents of $24,021,863 compared to $4,923,515 as of December 31, 2020. Cash and cash equivalents include money market deposit accounts denominated in U.S. dollars.

In February 2021, we received net proceeds of $27.6 million upon the completion of an underwritten public offering of an aggregate of 2,530,000 million shares of common stock at a public offering price of $11.75 per share, after deducting underwriting discounts and commissions and offering expenses.

We have primarily financed our operations through proceeds from public offerings, PPP Loan proceeds, and revenue received through our platform. As a result of the February 2021 financing, we believe our existing cash and cash equivalents and proceeds from revenue generating activities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months more fully described in Management's Plan above.

Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and car owners on our platform, the continuing market acceptance of our service offerings, the timing and extent of spending to support our efforts to improve our customer experience, actual insurance payments for which we have made reserves, the timing and extent of investment we are making in policy, government relations, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. We may decide to, or be required to, seek additional equity or debt financing for any of these reasons, or others that may arise. If we are unable to raise capital in the future or generate greater revenues, we may need to curtail expenditures by scaling back certain sales and marketing expenses.

Cash Flows

Net cash used in operating activities was $7,804,697 for the six months ended June 30, 2021. This consisted primarily of a net loss of $(16,541,695) offset by non-cash stock-based compensation expense of $5,961,543 largely driven by the recognition of costs related to annual restricted stock unit grants. Additionally, there were increases in insurance deposits of $654,454 and accounts payable of $838,775 through insurance premium deposits and claims paid as well as accrued liabilities of $1,267,927 primarily driven by the insurance premiums accrual for the six months ended June 30, 2021 compared to the year ended December 31, 2020 wherein the revised contract allowed deferral of payment for approximately six months. These cash flow increases were partially offset by decreases in security and lease deposits of $103,557, and insurance reserves of $122,557.

Net cash used in operating activities was $5,533,102 for the six months ended June 30, 2020. This consisted primarily of a net loss of $(7,911,691) offset by non-cash stock-based compensation expense of $2,466,312 largely driven by the recognition of costs related to stock options and restricted stock unit grants. Additionally, there were increases in other current asset of $155,862 and accounts payable of $443,372 and decrease in insurance deposit of $749,454.

Net cash provided by financing activities was $27,780,631 for the six months ended June 30, 2021, which primarily consists of gross proceeds from the sale of common stock in our February 2021 public offering of $29,727,500, proceeds from the exercise of warrants of $64,540 and stock options of $114,896, partially offset by offering costs of $2,126,305.

Net cash provided by financing activities was $2,033,000 for the six months ended June 30, 2020, which primarily consists of net proceeds received from the PPP Loan and proceeds from the exercise of options.

Capital Management

We aim to manage capital so that we will maintain optimal returns to shareholders and benefits for other stakeholders. We also aim to maintain a capital structure that ensures the lowest cost of capital available to the Company. We regularly review the Company’s capital structure and seek to take advantage of available opportunities including financial debt leverage to accelerate growth opportunities.

For the six months ended June 30, 2021 and 2020, there were no dividends paid and we have no plans to commence the payment of dividends. We have no current plans to raise capital through the sale of shares of our common stock, but we continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded.

Except for the PPP Loan, there is no significant external borrowing as of June 30, 2021. Neither the Company nor any of the subsidiaries are subject to externally imposed capital requirement.

Critical Accounting Policies, Judgments, and Estimates

Our consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. There have been no material changes to our critical accounting policies and estimates as of June 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-225157	3.5	May 23, 2018

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-225157	3.7	May 23, 2018

10.1	HyreCar Inc. 2021 Equity Incentive Plan					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

HyreCar Inc.

Date: August 10, 2021	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

HyreCar Inc.

Date: August 10, 2021	By:	/s/ Serge De Bock
Serge De Bock
Chief Financial Officer (Principal Financial and Accounting Officer)