Form 10-Q
period 2021-09-30
HyreCar Inc.
filed 2021-11-09
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 9, 2021, the registrant had 21,509,375 shares of common stock, $0.00001 par value per share, issued and outstanding.

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

●

the potential benefits of and our ability to maintain our relationships with ridesharing companies, and to establish or maintain future collaborations or strategic relationships, and from time to time to obtain additional funding;

●	our marketing capabilities and strategy;

●	our ability to maintain a cost-effective insurance program;

●	our industry is in early stages of growth;

●	our history of operating losses, and the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our investments in new and enhanced products and offerings, and the effect of these investments on our results of operations;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our competitive position, and developments and projections relating to our competitors and our industry;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	outcome of pending, threatened or future litigation; and

●	our ability to comply with existing, modified, or new laws and regulations applying to our business.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HYRECAR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalent	$16,743,483	$4,923,515
Restricted cash	1,593,060	—
Accounts receivable	155,512	109,366
Deferred offering costs	—	33,164
Insurance deposits	2,211,625	749,454
Other current assets	886,386	313,812
Total current assets	21,590,066	6,129,311

Property and equipment, net	6,023	8,425
Intangible assets, net	24,625	80,031
Other assets	—	95,000
Total assets	$21,620,714	$6,312,767

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,662,728	$2,275,559
Accrued liabilities	6,277,940	4,359,348
Insurance reserve	1,963,609	2,113,039
Note payable, current portion	—	1,554,548
Deferred revenue	42,819	76,059
Total current liabilities	11,947,096	10,378,553

Note payable, net of current portion	1,999,175	444,627
Total liabilities	13,946,271	10,823,180

Commitments and contingencies (Note 3)	—	—

Stockholders' equity (deficit):
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, 50,000,000 shares authorized, par value $0.00001, 21,448,432 and 17,741,713 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	214	177
Additional paid-in capital	74,600,606	39,725,445
Accumulated deficit	(66,926,377)	(44,236,035)
Total stockholders' equity (deficit)	7,674,443	(4,510,413)
Total liabilities and stockholders' equity (deficit)	$21,620,714	$6,312,767

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenue	$9,651,340	$6,813,825	$26,157,606	$18,177,626

Cost of revenue	6,691,358	3,917,365	19,660,672	10,568,392

Gross profit	2,959,982	2,896,460	6,496,934	7,609,234

Operating Expenses:
General and administrative	4,705,542	2,080,037	16,601,006	9,219,274
Sales and marketing	2,451,645	1,824,938	8,033,920	5,986,209
Research and development	1,953,582	759,686	4,553,436	2,118,965
Total operating expenses	9,110,769	4,664,661	29,188,362	17,324,448

Operating loss	(6,150,787)	(1,768,201)	(22,691,428)	(9,715,214)

Other (income) expense
Interest expense	1,755	22,787	7,554	34,116
Other (income) expense	(3,895)	48,632	(9,440)	1,181
Total other income	(2,140)	71,419	(1,886)	35,297

Loss before provision for income taxes	(6,148,647)	(1,839,620)	(22,689,542)	(9,750,511)

Provision for income taxes	—	—	800	800

Net loss	$(6,148,647)	$(1,839,620)	$(22,690,342)	$(9,751,311)

Weighted average shares outstanding - basic and diluted	21,215,836	17,711,132	20,331,222	17,108,075
Weighted average net loss per share - basic and diluted	$(0.29)	$(0.10)	$(1.12)	$(0.57)

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

						Subscription
					Additional	Receivable -		Total
	Preferred Stock		Common Stock		Paid-in	Related	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Equity
June 30, 2020 (unaudited)	—	$—	17,692,201	$176	$38,815,056	$(7,447)	$(36,926,825)	$1,880,960
Stock option compensation	—	—	—	—	24,277	—	—	24,277
Restricted stock unit compensation	—	—	—	—	99,303	—	—	99,303
Stock options exercised	—	—	26,525	1	38,334	—	—	38,335
Shares issued for vested restricted stock units	—	—	1,875	—	—	—	—	—
Shares issued for settlement	—	—	6,000	—	20,520	—	—	20,520
Net loss	—	—	—	—	—	—	(1,839,620)	(1,839,620)
September 30, 2020 (unaudited)	—	$—	17,726,601	$177	$38,997,490	$(7,447)	$(38,766,445)	$223,775

June 30, 2021 (unaudited)	—	$—	20,961,319	$209	$73,467,587	$—	$(60,777,730)	$12,690,066
Stock option compensation	—	—	—	—	632	—	—	632
Restricted stock unit compensation	—	—	—	—	1,027,767	—	—	1,027,767
Stock options exercised	—	—	17,500	—	44,625	—	—	44,625
Shares issued for vested restricted stock units	—	—	420,810	5	(5)	—	—	—
Warrants exercised for cash	—	—	48,803	—	60,000	—	—	60,000
Net loss	—	—	—	—	—	—	(6,148,647)	(6,148,647)
September 30, 2021 (unaudited)	—	$—	21,448,432	$214	$74,600,606	$—	$(66,926,377)	$7,674,443

						Subscription
					Additional	Receivable -		Total
	Preferred Stock		Common Stock		Paid-in	Related	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Equity
December 31, 2019	—	$—	16,393,171	$164	$35,857,835	$(7,447)	$(29,015,134)	$6,835,418
Stock option compensation	—	—	—	—	302,510	—	—	302,510
Stock option compensation modification	—	—	822,500	8	1,434,124	—	—	1,434,132
Restricted stock unit compensation	—	—	—	—	384,200	—	—	384,200
Stock options exercised	—	—	70,394	1	72,159	—	—	72,160
Stock options exercised – cashless	—	—	2,645	—	—	—	—	—
Shares issued for vested restricted stock units	—	—	38,925	—	—	—	—	—
Shares issued for legal services and settlement of payables and accrued liabilities	—	—	254,535	2	567,611	—	—	567,613
Shares issued for settlement	—	—	84,431	1	233,852	—	—	233,853
Shares issued for services	—	—	60,000	1	145,199	—	—	145,200
Net loss	—	—	—	—	—	—	(9,751,311)	(9,751,311)
September 30, 2020 (unaudited)	—	$—	17,726,601	$177	$38,997,490	$(7,447)	$(38,766,445)	$223,775

December 31, 2020	—	$—	17,741,713	$177	$39,725,445	$—	$(44,236,035)	$(4,510,413)
Stock option compensation	—	—	—	—	11,402	—	—	11,402
Restricted stock unit compensation	—	—	—	—	6,728,560	—	—	6,728,560
Stock options exercised	—	—	137,872	1	159,520	—	—	159,521
Shares issued for vested restricted stock units	—	—	856,655	9	(9)	—	—	—
Warrants exercised for cash	—	—	48,803	1	124,539	—	—	124,540
Warrants exercised - cashless	—	—	121,111	1	(1)	—	—	—
Common stock issued for cash	—	—	2,530,000	25	29,727,475	—	—	29,727,500
Offering costs	—	—	—	—	(2,126,305)	—	—	(2,126,305)
Shares issued for services	—	—	12,278	—	249,980	—	—	249,980
Net loss	—	—	—	—	—	—	(22,690,342)	(22,690,342)
September 30, 2021 (unaudited)	—	$—	21,448,432	$214	$74,600,606	$—	$(66,926,377)	$7,674,443

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,690,342)	$(9,751,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,808	55,319
Stock-based compensation	6,989,942	2,610,412
Provision for losses on accounts receivable	50,079	—
Changes in operating assets and liabilities:
Accounts receivable	(96,225)	12,226
Insurance deposits	(1,462,171)	(749,454)
Other current assets	(477,574)	(51,154)
Accounts payable	1,420,333	596,840
Accrued liabilities	1,918,592	1,159,323
Insurance reserve	(149,430)	188,223
Deferred revenues	(33,240)	(10,564)
Net cash used in operating activities	(14,472,228)	(5,940,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	29,727,500	72,160
Offering costs associated with public offering	(2,126,305)	—
Proceeds from exercise of stock options	159,521	—
Proceeds from note payable	—	2,004,175
Principal repayment on note payable	—	(5,000)
Proceeds from exercise of warrants	124,540	—
Net cash provided by financing activities	27,885,256	2,071,335

Increase (decrease) in cash, cash equivalents and restricted cash	13,413,028	(3,868,805)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash - beginning of period	4,923,515	10,657,140
Cash, cash equivalents and restricted cash - end of period	$18,336,543	$6,788,335

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$16,743,483	$6,788,335
Restricted cash	1,593,060	—
Total cash, and cash equivalents and restricted cash to the consolidated balance sheets	$18,336,543	$6,788,335

Supplemental disclosures of cash flow information:
Cash paid for:
Interest expense	$—	$19
Income taxes	$800	$800

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Description of Business

HyreCar Inc. (which may be referred to herein as “HyreCar,” the “Company,” “we,” “us” or “our”) was incorporated on November 24, 2014 (“Inception”) in the State of Delaware. The Company's headquarters are located in Los Angeles, California. The Company operates a web-based marketplace that allows car and fleet owners to rent their cars to Uber, Lyft and other gig economy service drivers safely, securely and reliably. The consolidated financial statements of HyreCar Inc. are prepared in accordance with accounting principles generally accepted in the United States of America (“ U.S. GAAP”).

Strategic Partnership, 2021 Public Offering, Uber Agreement and At The Money Facility

On January 28, 2021, the Company announced a new and expanded strategic partnership with AmeriDrive Holdings (“ AmeriDrive”) intended to create a national network of vehicle supply and fleet maintenance operations. In connection therewith, the Company entered into a Collateral Pledge Agreement (“ Agreement”) with Cogent Bank assigning all right, title and interest in a Company deposit account of $750,000 plus 5% fees to secure a revolving line of credit made by the bank to AmeriDrive. The restricted deposit account was gradually expanded to a $1,500,000 pledge during the quarter ended September 30, 2021 resulting from a greater revolving line of credit for AmeriDrive under the same terms.

On February 4, 2021, the Company entered into an underwriting agreement with Lake Street Capital Markets, LLC and Northland Securities, Inc., as representatives of the several underwriters, in connection with the public offering (the “2021 offering”) of a total of 2,530,000 shares of Company common stock. The initial closing of the offering occurred on February 8, 2021. The net proceeds to the Company from the 2021 offering was approximately $27.6 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

On May 20, 2021, the Company renewed its Automobile Liability Insurance Program with Apollo 1969 of Lloyd’s until 2023 at our current rates, providing stable predictable insurance pricing for the next two years. Further, the Company has completed integration with Sedgwick, a leading insurance claim processing partner for many companies in rideshare transportation and food delivery.

On July 26, 2021, the Company entered into a certain Vehicle Rental Strategic Relationship Agreement with Uber Technologies, Inc. to become an official vehicle solution provider on the Uber platform for both electric vehicles and internal combustion engine vehicles. We are currently piloting the vehicle solutions program with Uber and refining the terms of the program as we gather additional performance data.

           On November 9, 2021, the Company entered into an Equity Offering Sales Agreement (the “ATM Agreement”), with D.A. Davidson & Co. and Northland Securities, Inc. (collectively, the “Agents”), pursuant to which the Agents act as the Company’s sales agents with respect to the offer and sale from time to time of common stock having an aggregate gross sales price of up to $50.0 million in “at-the market-offerings”, as defined in Rule 415(a)(4) under the Securities Act, and pursuant to a registration statement on Form S-3 that was previously declared effective by the SEC.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with “U.S. GAAP” and include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's Plans

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, and capital raised through the 2021 offering described in Note 1 and through other sales of equity securities that may be effected from time to time. The funds received from the 2021 offering and our existing capital causes us to believe the Company has sufficient resources to operate its business.

In March 2020, COVID-19 began spreading rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures included restrictions on travel and business operations, temporary closures of businesses, quarantines and shelter-in-place orders. The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, vaccination rates, and the effectiveness of vaccines and other treatments, and the imposition of protective public safety measures.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s most significant estimates and judgments involve recognition of revenue and estimates for insurance reserves, and the measurement of the Company’s stock-based compensation.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consist primarily of amounts held in a restricted bank account at Cogent Bank as collateral for the amount pledged by the Company to secure a revolving line of credit made by Cogent Bank to AmeriDrive, as well as escrow accounts held for our insurance claims processing partner to pay out claims in a timely fashion.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of September 30, 2021 and  December 31, 2020, the Company has a reserve allowance of $50,079 and $0, respectively.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance Reserve and Insurance Deposits

The Company records a loss reserve for physical damage and other liability coverage caused to owner vehicles up to the Company's insurance deductibles or relevant limits. This reserve represents an estimate for both reported accidents, claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s insurance policy which dictates what amounts of a claim will be paid by the Company. Effective March 1, 2021, the Company entered into a two-year claim adjusting agreement with Sedgwick which included an escrow account requirement of $1,750,000 to be held by Sedgwick for claim payments.  This escrow account is replenished by the Company on a quarterly basis dependent on the actual claims paid during that quarter. During the third quarter claim payments totaling $1,661,346 were offset against the escrow account leaving a balance of approximately $88,654. Separate from the escrow account, as of September 30, 2021 and December 31, 2020, $1,963,609 and $2,113,039, respectively, was included in the accompanying consolidated balance sheets, related to the estimated loss reserve, where the expense is included in costs of revenue.

Effective May 15, 2021 the Company entered into a new policy term for its automobile liability insurance program. As part of this program the Company has paid deposit premiums of $1,500,000 and $250,000 for the primary and excess, respectively which will be available to offset premiums due during the final quarter or offset past due premiums during the policy period. In addition, effective June 15, 2021, a separate primary automobile liability policy was placed related only to California operations, which required a $300,000 deposit premium that will be used to pay for and offset premiums due during the policy period.

While certain liability claims may take several years to completely settle, the Company's liability exposure limit is generally met in the near term. Due to our limited operational history, the Company makes certain assumptions based on both currently available information to estimate the insurance reserves as well as third party claims adjuster data provided on existing claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends, venue, and the results of similar litigation. Furthermore, claims may emerge in future periods for events that occurred in a prior period that differs from expectations. Accordingly, actual losses may vary significantly from the estimated amounts reported in the consolidated financial statements. Reserves are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts. Such adjustments are recorded in costs of revenue.

The Company has analyzed, reviewed and made adjustments to the claims settlement process and related processing guidelines during the quarter ended September 30, 2021 which reduced insurance claims costs over the quarter ended June 30, 2021. We will continue to monitor the claims process and claims portfolio to make future adjustments, to our processes that will further improve our claims adjusting performance.

Revenue Recognition

The Company generates the majority of its revenue from its car sharing marketplace platform that connects vehicle owners and drivers and the related insurance issued for each rental. Vehicle owners and drivers agree to terms of service with the Company in order to use the HyreCar platform and enter into a rental contract that governs each rental.  In entering into a rental agreement, the driver is charged in a single transaction:  the base rental fee as agreed upon between the driver and vehicle owner, a 10%-20% HyreCar fee on the base rental fee, and a daily insurance charge (“Insurance and administrative fees”), all based on the number of days the vehicle is to be rented within the contract. HyreCar retains 15%-30% of the base rental fee and remits the remaining portion to the vehicle owner. The 10%-20% fee collected from the driver and 15-30% retained from the owner are considered “Transaction Fees” and recorded on a net basis as described below. The Company recognizes revenue daily during the rental periods as the Company is required to maintain insurance underlying the transaction and as a customary business practice, a driver can return a vehicle early for a refund of the unused rental period. Drivers currently do not have an option to decline insurance at any point during the transaction.

The Company also recognizes revenue from other sources such as referrals, motor vehicle record fees (application fees), late rental fees, and other fees charged to drivers in specific situations.

In applying the guidance of Accounting Standards Codification (“ ASC” ) 606, the Company (i) identifies the contract with the customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, (iv) determines if an allocation of that transaction price is required to the performance obligations in the contract, and (v) recognizes revenue when or as the Company satisfies a performance obligation.

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

The following is a breakout of revenue components by subcategory for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Insurance and administration fees	$4,955,697	$3,422,809	$13,363,492	$9,346,517
Transaction fees	4,308,576	3,019,518	11,873,358	8,077,555
Other fees	475,042	428,886	1,170,428	1,055,444
Incentives and rebates	(87,975)	(57,388)	(249,672)	(301,890)
Net revenue	$9,651,340	$6,813,825	$26,157,606	$18,177,626

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

Advertising and Marketing

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing expense were $2,598,370 and $1,696,452 for the nine months ended September 30, 2021 and 2020, respectively.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation is included in the consolidated statements of operations as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
General and administrative	$657,148	$77,101	$4,837,382	$2,149,160
Sales and marketing	210,739	27,605	1,127,521	287,680
Research and development	160,512	39,394	1,025,039	173,572
	$1,028,399	$144,100	$6,989,942	$2,610,412

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the nine months ended September 30, 2021 and 2020, there were 691,255 and 1,179,464 options and warrants excluded, and 803,360 and 301,700 restricted stock units excluded, respectively.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Settlement and Legal

On August 27, 2021, a putative securities class action complaint captioned Baron v. HyreCar Inc. et al., Case No. 21-cv-06918, was filed in the United States District Court for the Central District of California against the Company; its Chief Executive Officer, Joseph Furnari; and its former Chief Financial Officer, Robert Scott Brogi. The proposed class period is May 14, 2021 to August 10, 2021, inclusive. The complaint asserts claims and seeks damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleging that the defendants made material misrepresentations or failed to disclose material facts that (1) the Company had materially understated its insurance reserves; (2) the Company had failed to pay valid insurance claims incurred prior to the class period; (3) the Company had incurred significant expense transitioning its new third-party insurance claims administrator and processing claims incurred from prior periods; (4) the Company did not appropriately price risk in its insurance products and was experiencing elevated claims incidence as a result; (5) the Company reformed its claims underwriting, policies and procedures in response to high claims severity and customer complaints; and (6) as a result, the Company’s operations and prospects were misrepresented.  Pursuant to the Private Securities Litigation Reform Act, the deadline for lead plaintiff applications was October 26, 2021, and on that day, four applications for appointment of lead plaintiff and lead plaintiff’s counsel were filed, with the motions set for hearing on November 29, 2021. As provided in the Court’s order on the parties’ scheduling stipulation, the selected lead plaintiff must file a consolidated or amended complaint, or notify the court that it intends to rely on the current complaint, within 14 days of entry of an order appointing lead plaintiff and lead plaintiff’s counsel, and defendants then have 21 days to move to dismiss or otherwise respond to the operative complaint.  The Company believes that the allegations in this lawsuit are without merit and will vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities as of  September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
	2021	2020
Accrued payables	$2,164,013	$823,420
Insurance premiums	2,785,149	3,243,509
Driver deposit	296,597	168,855
Deferred rent	—	46,261
Payroll tax liabilities	1,032,181	77,303
Accrued liabilities	$6,277,940	$4,359,348

As of September 30, 2021, the accrued payables amounted to $2,164,013, which consists of additional investments accrued for third party support for strategic initiatives. As of September 30, 2021, the payroll tax liabilities amounted to $1,032,181, which consists of the employer and employees share of the payroll tax liabilities related to stock options exercised and vested restricted stock units.

Notes Payable

On April 13, 2020, the Company entered into a loan with JPMorgan Chase Bank, N.A. as the lender (“Lender”) in an aggregate principal amount of $2,004,175 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “PPP Loan”). The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration (“SBA”). The Note provides for customary events of default including, among other things, cross-defaults on any other loan with the Lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

As of September 30, 2021, the amount payable under the Note is $1,999,175. The PPP Loan proceeds were used for payroll, covered rent and other covered payments. The Company submitted to the Lender the PPP Loan forgiveness application as of July 2, 2021. On October 28, 2021, the full amount of the PPP Loan was forgiven by the SBA.

NOTE 5 – STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.00001 par value per share.

Stock Options

In 2016, the Board of Directors adopted the HyreCar Inc. 2016 Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the grant of equity awards to qualified personnel, including stock options, restricted stock, stock appreciation rights, and restricted stock units to purchase shares of common stock. The 2016 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board of Directors. The Company does not currently utilize the 2016 Plan for equity award grants.

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

In the second quarter of 2021, the Board of Directors adopted the HyreCar Inc. 2021 Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of equity awards to acquire shares of common stock.  Three million shares of common stock were initially reserved for issuance under the 2021 Plan, with the share reserve number subject to increases that occur starting in 2024. The 2021 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board. As of September 30, 2021 the Company has not utilized the 2021 Plan for any equity award grants.

No stock options were granted during the nine months ended September 30, 2021 and  September 30, 2020. Stock-based compensation expense for the vesting of stock options for the three months ended September 30, 2021 and 2020 was $632 and $24,277, respectively, and $11,402 and $302,510 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there is no remaining stock-based compensation expense as all options are fully vested.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units and Shares Issued for Services

A summary of activity with our restricted stock units (“RSUs”) for the nine months ended September 30, 2021 is as follows:

	Number of shares	Weighted average grant date fair value per share
Unvested as of December 31, 2020	515,352	$6.12
Granted	1,037,334	11.70
Vested	(657,352)	9.70
Forfeited	(91,974)	7.53
Unvested as of September 30, 2021	803,360	$10.24

During the nine months ended September 30, 2021, the Company granted 466,266 and 365,000 RSUs to employees and executives, respectively, of which a large portion vested upon issuance while the remaining generally vest over four years. Additionally, for the  nine months ended September 30, 2021, the Company granted  206,068 RSUs to Board members, of which 50% vested on grant date and the remaining 50% vest over the next four quarters following the date of grant.

Stock-based compensation related to RSUs for the three months ended September 30, 2021 and 2020 was $1,027,767 and $99,303, respectively. Stock-based compensation related to RSUs for the nine months ended September 30, 2021 and 2020 was $6,728,560 and $384,200, respectively. As of September 30, 2021, unrecognized compensation expense related to the unvested RSUs is $7,816,855 and is expected to be recognized over approximately 2.7 years.

During the nine months ended September 30, 2021, the Company granted 12,278 shares of common stock in exchange for legal services. The Company recognized stock-based compensation of $249,980 based on the closing price of the Company’s common stock on the date of grant.

Warrants

During the nine months ended September 30, 2021, several warrant holders exercised an aggregate of 309,252 warrants exercised in cashless exercises resulting in 121,111 shares of common stock being issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

Insurance

The president of the Company’s former primary insurance broker through June 2020 is also a minority Company stockholder and holder of warrants. As of September 30, 2021 and December 31, 2020, the Company had no outstanding balances to the broker included in accounts payable or accrued liabilities, respectively. During the nine months ended September 30, 2021 and 2020, the Company paid the broker approximately $0 and $2,580,136, respectively. On June 15, 2020, the Company completed moving its primary and excess automobile insurance liability programs over to a new insurance broker and is no longer using the related party broker.

NOTE 7 – SUBSEQUENT EVENTS

On October 28, 2021, the PPP Loan was forgiven by the SBA in the full amount of $1,999,175. Further on November 4, 2021, the Company expanded its partnership with Cogent and AmeriDrive to help drive additional car supply to the Company’s platform. As part of the agreement, the Company agreed to increase the collateral held by Cogent bank by $1,500,000 (now $3,000,000 in total) in exchange for a credit line increase to expand AmeriDrive's vehicle fleet contributed exclusively to the Company platform.

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

Our Company

We operate in the car sharing marketplace for ride sharing through our proprietary marketplace platform. The Company has established a leading presence in Transportation-as-a-Service (“TaaS”) through vehicle owners and institutions, such as franchise car dealerships, independent car dealerships and rental car companies, who have been disrupted by automotive asset sharing. We are based in Los Angeles, California and car owners and drivers currently use the platform nationwide. Our unique revenue opportunity for both owners and drivers are providing a safe, secure, and reliable marketplace. We categorize our operations into one reportable business segment: Rental, consisting primarily of our vehicle rental operations in the United States.

Business and Trends

We generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a ride-sharing service driver (each, a “Driver”) renting a car from a participating car owner (each, an “Owner”). Drivers pay a daily rental rate set by the Owner, plus a 10%-20% HyreCar Driver fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15%-30% HyreCar Owner fee. For example, as of September 30, 2021, the average daily rental rate of a HyreCar vehicle nationally is approximately $38 (“Daily Rental Rate”), plus a 10%-30% HyreCar Driver fee ($6) and daily direct insurance fee of $15, totaling $59 in total daily gross billings in paid by the Driver via a payment card transaction. On average approximately 78% of the daily rental is transferred to the Owner via our merchant processing partner. HyreCar earns revenue from the revenue share fees and insurance totaling approximately $29 per day. Accordingly, the GAAP reportable revenue recognized by HyreCar is $29 in this example transaction as detailed in the following table:

Daily Gross Revenue Example		Daily Net (GAAP) Revenue Example

National Average Daily Rental Rate	$38	HyreCar Owner Fee (22% average)	$8

Driver Fee	$6	HyreCar Driver Fee (10%-30% rate)	$6

Daily Insurance Fee	$15	Insurance Fee (100% of fee)	$15

Daily Gross Billing Paid by Driver	$59	Daily Average Net Revenue	$29

During the quarter ended September 30, 2021, the Company monitored the market's competitive prices to maintain good performance levels. The dynamic pricing of the daily gross and net rental rates were adjusted depending on the variations in demand and competition. The daily average gross rental rate for the three months ended September 30, 2021  was $59, an increase of $6 or 11.3% from the $53 daily average gross rental rate recognized during the three months ended September 30, 2020.

Gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenue. Gross billings may also be used to calculate net revenue margin, defined as the company's GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar's net revenue margin is equal to approximately 48% ($26,158,000 HyreCar's GAAP revenue over $54,471,000 Total Gross Billings) for the nine months ended September 30, 2021. A breakout of revenue components is provided in the section of this Quarterly Report on Form 10-Q titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to the consolidated financial statements.

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

The following table provides a reconciliation of our GAAP reported revenue to gross billings for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenue (U.S. GAAP reported revenue)	$9,651,340	$6,813,825	$26,157,606	$18,177,626
Add: Refunds, rebates and deferred revenue	743,033	389,539	1,945,047	1,124,017
Add: Owner payments (not recorded in financial statements)	9,015,419	7,950,090	26,368,661	21,251,442
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$19,409,792	$15,153,454	$54,471,314	$40,553,085

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net loss	$(6,148,647)	$(1,839,620)	$(22,690,342)	$(9,751,311)
Adjusted to exclude the following:
Other expense (income), net	(2,140)	71,419	(1,886)	35,297
Provision for income taxes	—	—	800	800
Depreciation and amortization	19,269	17,003	57,808	55,319
Stock-based compensation expense	1,028,399	144,100	6,989,942	2,610,412
Prior expenses expected to be settled in stock included in liabilities	—	—	—	192,871
Adjusted EBITDA	$(5,103,119)	$(1,607,098)	$(15,643,678)	$(6,856,612)

Our operating results are subject to variability due to seasonality, macroeconomic conditions such as the effects of the COVID-19 pandemic and other factors. Car rental volumes tend to be associated with travel and driving holidays, where there is an influx of Uber and Lyft demand. Thus far in 2021, we have continued to operate in an uncertain and uneven economic environment marked by heightened economic and geopolitical risks due to the COVID-19 pandemic.

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

Significant changes in our results of operations for the three months ended September 30, 2021 include:

●

Net rental days totaled approximately 329,000 rental days for the three months ended September 30, 2021, an increase of approximately 56,000 rental days or 20.5% over the 273,000 rental days recognized during the three months ended September 30, 2020, as the Company continued to expand its presence in key markets including Georgia, California, New York, Pennsylvania, Texas and Maryland.

●

Revenue totaled $9.7 million for the three months ended September 30, 2021, an increase of $2.9 million or 42.6% from $6.8 million recognized during the three months ended September 30, 2020 primarily as a result of the higher net rental rate and days. The daily average net rental rate for the three months ended September 30, 2021 was $29, an increase of $5 or 20.8% from the $24 daily average net rental rate recognized during the three months ended September 30, 2020.

●

Cost of revenue totaled $6.7 million for the three months ended September 30, 2021, an increase of $2.8 million or 71.8% from $3.9 million recognized during the three months ended September 30, 2020. Normalized for intra-year volatility of the claims portfolio performance in 2021, cost of revenue has increased by about 46.0%, slightly higher than the revenue growth of 43.0%.

●

Gross profit totaled $3.0 million for the three months ended September 30, 2021, an increase of $0.1 million or 3.4% from $2.9 million recognized during the three months ended September 30, 2020. The modest increase in revenues and gross profit were primarily attributed to higher net rental rate and days, partially offset by an increase in insurance premiums, claims and merchant fees. Our gross profit margin increased to 30.7% for the three months ended September 30, 2021 showing sequential quarter improvement from 24.2% normalized (8.9% actual) of claims portfolio performance for the three months ended June 30, 2021. The increase was primarily as result of claims process improvements, a focus on cost efficiency and dynamic pricing.

●

Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses, totaled $9.1 million for the three months ended September 30, 2021, an increase of $4.4 million or 93.6% over $4.7 million recognized during the three months ended September 30, 2020. These additional operating expenses were incurred to enable and support growth and scale across all functional areas. These expenses included costs incurred for the enhancement of the technology platform, on-going efforts at stimulating demand and visibility through marketing, as well as growing our customer support/sale organization.

●

Net loss totaled $(6.1) million for the three months ended September 30, 2021, an increase of $(4.3) million or approximately 238.9% over the $(1.8) million net loss recognized during the three months ended September 30, 2020. The increase in net loss was driven by the higher cost of revenue and operating expenses as noted above, partially offset by the higher net revenue recognized during the three months ended September 30, 2021.

●

Adjusted EBITDA (which is a non-GAAP financial measure as described above) totaled $(5.1) million for the three months ended September 30, 2021, an increase of $(3.5) million or 217.5% from $(1.6) million recognized for the prior year quarter ended September 30, 2020.

Management's Plan

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Going forward, the Company intends to fund its operations through increased revenue from operations and the funds raised through sales of its securities. We completed an underwritten public equity offering on February 9, 2021, consisting of an aggregate of 2,530,000 million shares of our common stock at a public offering price of $11.75 per share, which included the exercise in full of the underwriters’ option. This provided approximately $29.7 million in gross proceeds to the Company, before underwriting expenses and other costs.

With approximately 329,000 quarterly rental days in the third quarter of 2021, our annualized rental day run rate has reached over 1,300,000 per year. Our business model and platform allow us to potentially leverage new opportunities and create a larger market with ridesharing, food and package delivery services. Two thirds of the Drivers on our platform are now predominantly delivery oriented and the opportunity is accelerating in the local delivery as a service environment. We continue to expect revenue growth in 2021 and beyond as we continue to focus on increasing our car supply to meet the driver demand and other promotional efforts related to our car sharing marketplace platform.

As part of our focus to increase car supply, the Company's strategic partnership with AmeriDrive Holdings is intended to create a national network of vehicle supply and fleet maintenance operations and is expanding our operations in the Southeast United States. On February 10, 2021, TrueCar announced a partnership with HyreCar to provide its car sharing marketplace with a modern digital car buying and trade-in solution. The TrueCar partnership offers a potential way to address the automobile trade-in market in a relevant and effective manner for dealers and customers. TrueCar helps create awareness that vehicle dealers can benefit from serving the TaaS industry via the Company's platform. We believe both the AmeriDrive and TrueCar relationships enhance our ability to increase revenue.

Based on the capital currently on hand, as well as increasing revenue levels through the normal course of business, we believe the Company has sufficient resources to continue to operate its business for the next 12 months, although the Company from time to time explores means to raise additional capital. The current top 10 U.S. state markets in our geographic footprint, and our volumes of quarterly rental days and net revenue from the quarters ended September 30, 2019 through September 30, 2021, is detailed below.

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

Results of Operations

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Revenue and Gross Profit. Revenue totaled $9.7 million for the three months ended September 30, 2021, an increase of $2.9 million or 42.6% over the $6.8 million of revenue recognized during the three months ended September 30, 2020. Rental days totaled approximately 329,000, an increase of 56,000 rental days or 20.5% compared to the prior year period. The daily average net rental rate for the three months ended September 30, 2021 was $29, an increase of $5 or 20.7% from $24 daily average net rental rate recognized during the three months ended September 30, 2020. Gross profit totaled $3.0 million for the three months ended September 30, 2021, a modest increase of $0.1 million or 3.4% over the $2.9 million gross profit recognized during the three months ended September 30, 2020. Gross profit margin increased to 30.7% for the three months ended September 30, 2021 from 24.2% normalized for one-off and prior period claims (8.9% actual) for the three months ended June 30, 2021. The increase in gross profit margin was primarily as result of claims process improvements and dynamic pricing. Overall, the increase in revenue and gross profit were primarily attributed to higher net rental rate and days, partially offset by an increase in insurance premiums, claims and merchant fees.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $9.1 million for the three months ended September 30, 2021, an increase of $4.4 million or 93.6% over $4.7 million in such expenses recognized during the three months ended September 30, 2020. The additional operating expenses were incurred to enable and support growth and scale the Company across its functional areas. These expenses included costs incurred for the enhancement of the Company's technology platform, efforts at stimulating demand through marketing, as well as scaling our customer support/sales organization. General and administrative expenses totaled $4.7 million for the three months ended September 30, 2021, an increase of $2.6 million or 123.8% over $2.1 million recognized during the three months ended September 30, 2020. Additional expenditures were primarily geared towards customer support and centralized operations supporting the platform, third party support for strategic initiatives, recruitment costs, non-cash stock-based compensation expense of equity grants and general and administrative functions to scale and overall business insurance. Sales and marketing expenses totaled $2.5 million for the three months ended September 30, 2021, an increase of $0.7 million or 38.9% over $1.8 million of sales and marketing expenses recognized during the three months ended September 30, 2020. The increase was primarily attributed to an increase in digital advertising and sales personnel. Research and development expenses totaled $2.0 million for the three months ended September 30, 2021, an increase of $1.2 million or 150.0% over $0.8 million of research and development expenses recognized during the three months ended September 30, 2020. The increase was primarily attributed to growth in technology infrastructure support related to the enhancement and maintenance of our digital marketplace technology platform, and the hiring of external consultants to supplement and speed up these efforts.

Loss from Operations. Loss from operations totaled $(6.2) million for the three months ended September 30, 2021, an increase of $(4.4) million or 244.4% over a $(1.8) million loss from operations for the three months ended September 30, 2020. The increase in loss from operations was driven by higher cost of revenue and operating expenses as detailed above, partially offset by the higher net revenue recognized during the three months ended September 30, 2021.

Other (Income) Expense. Other (Income) Expense totaled ($2,140) for the three months ended September 30, 2021, an increase of $73,559 in income or 103.0% compared to $71,419 of net expense for the three months ended September 30, 2020. The increase in other income was primarily due to higher interest income from money market account and partially offset by non-operational expenses and loan interest expense.

Net Loss. Net loss totaled $(6.1) million for the three months ended September 30, 2021, an increase of $(4.3) million or 238.9% over a $(1.8) million net loss recognized during the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Revenue and Gross Profit. Revenue totaled $26.2 million for the nine months ended September 30, 2021, an increase of $8.0 million or 44.0% over the $18.2 million of revenue recognized during the nine months ended September 30, 2020. Rental days totaled approximately 963,000 rental days, an increase of 229,000 rental days or 31.2% compared to the prior year period. The daily average net rental rate for the nine months ended September 30, 2021 was $27, an increase of $3 or 12.5% from $24 daily average net rental rate recognized during the nine months ended September 30, 2020. Gross profit totaled $6.5 million for the nine months ended September 30, 2021, a decrease of $1.1 million or 14.5% over the $7.6 million gross profit recognized during the nine months ended September 30, 2020. Gross Profit Margin decreased to 24.8% for the nine months ended September 30, 2021 from 41.8% for the nine months ended September 30, 2020. Gross Profit Margin would have been 29.0% for the nine months ended September 30, 2021 not including $1.1 million in one-off items related to prior periods (prior to January 1, 2021) and technical issues related to the transition between insurance claims processing partners.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $29.2 million for the nine months ended September 30, 2021, an increase of $11.9 million or 68.8% over $17.3 million recognized during the nine months ended September 30, 2020. The increase in operating expenses was to enable and support growth across all functional areas and non-cash stock-based compensation expense related to annual equity grants spread amongst personnel in various company functions including grants for consultants, officers and directors. These investments were aimed at enhancing the technology platform, efforts at stimulating demand through marketing, as well as scaling our customer support/sales organization. General and administrative expenses totaled $16.6 million for the nine months ended September 30, 2021, an increase of $7.4 million or 80.4% over $9.2 million recognized during the nine months ended September 30, 2020. In addition to non-cash stock-based compensation, additional investments were primarily geared towards customer support and centralized operations supporting the platform, third party support to support strategic initiatives, recruitment costs, preparing General and administrative functions to scale and overall business insurance. Sales and marketing expenses totaled $8.0 million for the nine months ended September 30, 2021, an increase of $2.0 million or 33.3% over $6.0 million of sales and marketing expenses recognized during the nine months ended September 30, 2020. The increases was primarily attributed to an increase in digital advertising and sales personnel. Research and development expenses totaled $4.6 million for the nine months ended September 30, 2021, an increase of $2.5 million or 119.0% over $2.1 million of research and development expenses recognized during the nine months ended September 30, 2020. The increase was primarily attributed to growth in technology infrastructure support related to the enhancement and maintenance of our digital marketplace technology platform, and the hiring of  external consultants to supplement and speed up these efforts.

Loss from Operations. Loss from operations totaled $(22.7) million for the nine months ended September 30, 2021, an increase of $(13.0) million or 134.0% over the $(9.7) million loss from operations for the nine months ended September 30, 2020. The increase in loss from operations was driven by the higher cost of revenue, operating expenses and non-cash stock-based compensation expense described above, partially offset by the higher net revenue recognized during the nine months ended September 30, 2021.

Other (Income) Expense. Other (Income) Expense totaled ($1,886) for the nine months ended September 30, 2021, an increase of $37,183 in income or 105.3% compared to $35,297 of net expense for the nine months ended September 30, 2020. The increase in other income was primarily due to higher interest income from money market account and partially offset by non-operational expenses and loan interest expense.

Net Loss. Net loss totaled $(22.7) million for the nine months ended September 30, 2021, an increase of $(12.9) million or 131.6% over the $(9.8) million net loss recognized during the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $16,743,483 compared to $4,923,515 as of December 31, 2020. Cash and cash equivalents include money market deposit accounts denominated in U.S. dollars.

In February 2021, we received net proceeds of $27.6 million upon the completion of an underwritten public offering of an aggregate of 2,530,000 million shares of common stock at a public offering price of $11.75 per share, after deducting underwriting discounts and commissions and offering expenses.

We have primarily financed our operations through proceeds from public offerings, PPP Loan proceeds, and revenue received through our platform. As a result of the February 2021 financing, we believe our existing cash and cash equivalents and proceeds from revenue generating activities will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months more fully described in Management's Plan above, although the Company from time to time may seek to raise additional capital to further support its plans and operations.

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

Cash Flows

Net cash used in operating activities was $14,472,228 for the nine months ended September 30, 2021. This consisted primarily of a net loss of $(22,690,342) offset by non-cash stock-based compensation expense of $6,989,942 largely driven by the recognition of costs related to annual restricted stock unit grants. Additionally, there were increases in insurance deposits of $1,462,171 and accounts payable of $1,420,333 through insurance premium deposits and claims paid as well as accrued liabilities of $1,918,592 primarily driven by the insurance premiums accrual for the nine months ended September 30, 2021 compared to the year ended December 31, 2020 wherein the revised contract allowed deferral of payment for approximately six months. These cash flow increases were partially offset by increase in other current assets of $477,574, and decrease in insurance reserves of $149,430.

Net cash used in operating activities was $5,940,140 for the nine months ended September 30, 2020. This consisted primarily of a net loss of $(9,751,311) offset by non-cash stock-based compensation expense of $2,610,412 largely driven by the recognition of costs related to stock options and restricted stock unit grants. Additionally, there were increases in accounts payable of $596,840 and accrued liabilities of $1,159,323 and increase in insurance deposit of $749,454.

Net cash provided by financing activities was $27,885,256 for the nine months ended September 30, 2021, which primarily consists of gross proceeds from the sale of common stock in our February 2021 public offering of $29,727,500, proceeds from the exercise of warrants of $124,540 and stock options of $159,521, partially offset by offering costs of $2,126,305.

Net cash provided by financing activities was $2,071,335 for the nine months ended September 30, 2020, which primarily consists of net proceeds received from the PPP Loan and proceeds from the exercise of options.

Capital Management

We aim to manage capital so that we will maintain optimal returns to shareholders and benefits for other stakeholders. We also aim to maintain a capital structure that ensures the lowest cost of capital available to the Company. We regularly review the Company’s capital structure and seek to take advantage of available opportunities including financial equity financing and debt leverage to accelerate growth opportunities.

For the nine months ended September 30, 2021 and 2020, there were no dividends paid and we have no plans to commence the payment of dividends. We have no current plans to raise capital through the sale of shares of our common stock, but we continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded.

There is no significant external borrowing as of September 30, 2021. Neither the Company nor any of the subsidiaries are subject to externally imposed capital requirement.

Critical Accounting Policies, Judgments, and Estimates

Our consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. There have been no material changes to our critical accounting policies and estimates as of September 30, 2021.

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

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,“ as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 27, 2021, a putative securities class action complaint captioned Baron v. HyreCar Inc. et al., Case No. 21-cv-06918, was filed in the United States District Court for the Central District of California against the Company; its Chief Executive Officer, Joseph Furnari; and its former Chief Financial Officer, Robert Scott Brogi. The proposed class period is May 14, 2021 to August 10, 2021, inclusive. The complaint asserts claims and seeks damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleging that the defendants made material misrepresentations or failed to disclose material facts that (1) the Company had materially understated its insurance reserves; (2) the Company had failed to pay valid insurance claims incurred prior to the class period; (3) the Company had incurred significant expense transitioning its new third-party insurance claims administrator and processing claims incurred from prior periods; (4) the Company did not appropriately price risk in its insurance products and was experiencing elevated claims incidence as a result; (5) the Company reformed its claims underwriting, policies and procedures in response to high claims severity and customer complaints; and (6) as a result, the Company’s operations and prospects were misrepresented.  Pursuant to the Private Securities Litigation Reform Act, the deadline for lead plaintiff applications was October 26, 2021, and on that day, four applications for appointment of lead plaintiff and lead plaintiff’s counsel were filed, with the motions set for hearing on November 29, 2021. As provided in the Court’s order on the parties’ scheduling stipulation, the selected lead plaintiff must file a consolidated or amended complaint, or notify the court that it intends to rely on the current complaint, within 14 days of entry of an order appointing lead plaintiff and lead plaintiff’s counsel, and defendants then have 21 days to move to dismiss or otherwise respond to the operative complaint.  The Company believes that the allegations in this lawsuit are without merit and will vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.

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

HyreCar Inc.

Date: November 9, 2021	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

HyreCar Inc.

Date: November 9, 2021	By:	/s/ Serge De Bock
Serge De Bock
Chief Financial Officer (Principal Financial and Accounting Officer)