Form 10-K
period 2021-12-31
HyreCar Inc.
filed 2022-03-15
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 001-38561

HyreCar Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47-2480487
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

915 Wilshire Blvd, Suite 1950
Los Angeles, CA	90017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 688-6769

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001 per share	HYRE	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $438,510,793 as of June 30, 2021, the last business day of the registrant's most recently completed second quarter based on the closing price of the common stock on the Nasdaq Capital Market. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

21,761,283 shares of common stock were issued and outstanding as of March 14, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this report relates.

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

Item 1. Business

Overview

HyreCar Inc. was formed as a corporation in the State of Delaware on November 24, 2014. Our founders identified the need for a car-sharing platform for individuals who wanted to drive for ride-sharing companies such as Uber Technologies Inc. (“Uber”) and Lyft, Inc. (“Lyft”), but whose automobiles could not meet the standards imposed by the ride-sharing companies. For example, Uber maintains strict guidelines regarding the types of cars a driver can use. Although guidelines relating to cars can differ by state, in general the use of two door coupes, motorcycles and cars that are 12 years or older are excluded. Our founders, before deciding to purchase qualifying sedans that met Uber’s strict guidelines, first inquired as to whether there were any rental options available from Uber that would allow them to drive for the ride-sharing platform. To their surprise, there were no rental options available, other than a “shadow industry” of individuals renting cars to one another.

HyreCar is a car-sharing marketplace that allows car owners (collectively, “Owners”) to rent their idle cars to ride-sharing service drivers (collectively, “Drivers”). By sourcing vehicles from individual Owners, part-time Drivers may more easily enter and exit the market and our business model allows us to satisfy fluctuating transportation demand in cities around the United States by matching Owners and Drivers. In 2019, we began to diversify our vehicle supply to include commercial owners of vehicles including car dealerships and fleet owners to help increase activity levels. In early 2021, we began actively promoting and adding electric vehicles to the platform.

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

Our car supply has evolved from initially being provided mostly by individual owners to a majority of our car supply and rental days coming from the commercial providers – consisting primarily of auto dealers and large fleet owners. The majority of our rental days come from certain states including Georgia, California, New York, Pennsylvania, and Texas. We have also increased driver leads matched in those same key markets, which has been achieved through organic search traffic and paid search advertising. Going forward we will direct advertising dollars strategically because we believe that online channels and offline brand awareness will provide potential opportunities for growth.

Impact of COVID-19 to our Business

In March 2020, COVID-19 began spreading rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures included restrictions on travel and business operations, temporary closures of businesses, quarantines and shelter-in-place orders. While the extent of the governmental measures fluctuated over time and varied across jurisdictions, the future impact of the COVID-19 pandemic and the emergence of new COVID-19 variants on the Company’s operational and financial performance is still uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, vaccination rates, and the effectiveness of vaccines and other treatments, the emergence of new variants (e.g. Omicron) and any renewed imposition of protective public safety measures. Refer to Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” for more information.

Industry and Market Opportunities

Our company was founded to primarily capitalize on a combination of two growth markets: ridesharing (an industry led by Uber and Lyft) and car-sharing (an industry led by companies such as Turo, Inc. and ZipCar, Inc.). Our customers are the Drivers that use our car-sharing platform to rent a car and then use that car to earn income driving for ride share companies (or otherwise utilize the vehicle for commercial purposes, such as food delivery). Finding enough cars and drivers to meet demand has historically been a problem for ride-sharing companies. Recently we have expanded our target marketing to Drivers who provide delivery services with companies like Instacart and Doordash.

The transportation industry represents a massive market. In the United States alone, consumer expenditures on transportation were approximately $1.2 trillion and $1.4 trillion in 2020 and 2019, respectively with 2021 preliminary estimates seeing an increase from 2020 pandemic low levels. Transportation was the second largest household expenditure after housing and was almost twice as large as healthcare and three times as large as entertainment. We believe we are still in the relatively early phases of potentially capturing part of the opportunity in the industry. In 2019, ridesharing accounted for just seven percent of total vehicle miles travelled in the United States and in a 2016 survey, 57% of U.S. respondents who used sharing services said that well-priced and convenient offerings could cause them to give up ownership altogether.

We have added over 70,000 Drivers over the past several years, matching them with Owner vehicles that have been used on rideshare and delivery platforms. During the years ended December 31, 2021 and 2020, we added approximately 22,000 and 14,000 new Drivers, respectively, into cars so that they could drive for ride-share and delivery companies. These numbers represent an approximate 57% growth rate in new drivers onto the HyreCar platform year over year.

Ride-sharing Industry (Uber and Lyft)

The growth in ridesharing over the past few years has kicked off a transportation revolution. Smart phones are now used as ride hailing apps, transactions are processed through online platforms and transportation as a service is becoming more and more personalized. The industry has experienced significant traction. According to a July 2016 post on TechCrunch, it took Uber six years, to December 2015, to complete a billion trips and in 2021 Uber reported over 6 billion trips, a tremendous acceleration in growth and adoption.

Transportation Network Companies (“TNCs”) like Uber and Lyft have historically reported high demand from Drivers but many of these Drivers do not own a car that qualifies for their platforms. Uber reported that it had 4.4 million drivers earning on its platform at the end of 2021. According to Gridwise in 2020, a leading business app that helps rideshare and delivery drivers maximize earnings, between 15 and 20% of rideshare drivers reported not using or intending to use their own vehicle on the rideshare platforms, indicating a large potential demand for rental vehicles that might continue to increase with an increasing volume of rideshare drivers. Accordingly, TNCs are actively taking steps to satisfy their driver demand by setting up programs designed to get eligible drivers into qualified cars, including such programs as the Enterprise/Uber partnership, the Lyft Express Driver partnership with Hertz and Pep Boys and the General Motor’s Maven program. These programs indicate that there is a potential healthy market to pair eligible drivers with qualified cars.

Food and Package Industry (Instacart and Grubhub)

With the growth in food, package and grocery delivery services such as Instacart, Doordash, Uber Eats and Grubhub, HyreCar expects driver demand for services such as HyreCar's platform to continue into 2022 and beyond. With estimated revenue for food app delivery companies at $27B in 2020 up from $22B in 2019 according to McKinsey and forecasts from several sources in the $40M+ range in 2025, the trends indicate growth in that segment that HyreCar can further capitalize on. Drivers participating into the Gig economy are diversifying their sources of income across many different TNCs and delivery services. Over 60% of all HyreCar drivers are active drivers for both rideshare and delivery service companies.

Car-sharing Industry

Shared mobility market began to rapidly develop around 2010-2011 when the total number of its users exceeded one million. In 2017, there were already around 10 million people using this type of service, and according to a study by Frost & Sullivan, by 2025 their numbers will reach 36 million, maintaining the annual growth rate of 16.4%. Statista forecasts the value of the global car sharing market in 2022 at $13 billion. At present, the leading shared mobility markets are the U.S. and Western Europe, while experts predict that Asia will experience the fastest growth in this field. HyreCar is attempting to capitalize on this opportunity as demand from traditional taxi and public transportation options continues to be, in part, transferred to shared transportation services. Further, growth is expected from this opportunity as the accelerating trend of the mass ease-of-use and availability of shared transportation permanently shifts some driving habits away from personal vehicle ownership. Evidence of this decline, while not yet a national trend, can be seen in large cities as vehicle ownership is beginning to decline. Longer term, we envision a potential impact on the auto industry as a whole from a subset of people permanently changing their driving habits and selling their cars entirely in favor of using shared transportation.

Competition

We believe the key differentiator between HyreCar and our competitors is our asset light model, which allows us to connect excess car inventory to drivers without owning or managing the vehicles. This allows our prices to be competitive with other vehicle solutions because we do not have the monthly vehicle overhead or infrastructure costs that our competitors may have. Other advantages of our platform include the following:

1.

Pay-As-You-Go: Drivers using our platform are not locked into lengthy lease agreements, monthly contracts or subscription fees. Our payment model is upfront and transparent. While our competitors engage in auto-debiting payment for the rented vehicle from the Drivers’ accounts, regardless of their current account balance, under our platform Drivers pay for the term of rental up-front, extend if they are financially able, and return the rented vehicle whenever they need with no “strings” attached. We believe we are the only company providing this type of fluid and frictionless car transaction for Uber and Lyft drivers.

2.

Convenience: In some cases, Drivers on our platform are renting a car from a local supplier or even their neighbor. They walk down the street, take the keys and go. With Hertz or Avis, only a small portion of retail outlets participate in the Uber and Lyft programs.

3.

Flexibility: The ability to use the same car for both rideshare companies plus food and other deliveries is an important reason why many drivers choose our platform. Coupled with a comprehensive protection program that includes insurance, drivers are attracted to this unique service not offered by our competition.

Among vehicle solutions for ride-sharing rentals, are Avis, Hertz, Getaround and HyreCar. These car rental companies are similar in one way: they operate in the U.S. and provide cars drivers to rent and drive on the Uber or Lyft platform. However, their business models vary widely.

Hertz (OTC:HTZGQ) and Fair.com (“Fair”) were competitors with vehicle supply partnerships with Uber, but both experienced hardships in 2020. Hertz declared bankruptcy mid-year and following Uber’s spring 2019 initial public offering, Fair was offering promotional weekly rates to Uber drivers, which presented a competitive threat in certain marketing, particularly in California. The partnership ended in February 2020 when Uber announced it was ending this “Fair Go” partnership, and as a result Fair has exited the weekly rental business.

A high level comparative analysis of markets, pricing limitations and age requirements are as follows for a sample of key competitors:

Markets	Nationwide	30 States	10 Cities for Lyft, 11 States for Uber	10 Cities
Rental Length and Age Requirement	2-Day Minimum / 21+	7-Day Minimum / 25+	7-Day Minimum / 25+	1-Hour Minimum / 21+
Service Limitation	No Limits	Uber Only	Lyft and Uber Only	Uber Only
Deposit	$0 ($99 in CA/NV/AZ)	$200	$200	$150
Payments accepted	Credit, Debit, Prepaid	Credit or Credit check required	Credit or Credit check required	Credit only
All-In Estimated Cost Range*	$320-$400	$300-$330	$320-$450	$400-$500

* Includes insurance, weekly cost assumes 1,000 miles driven per week, assumes maximum 12-hour rental per day

Our Strengths

Using our website platform or mobile applications (iOS and Android), vehicle Owners can post their cars to our marketplace and Drivers can browse car inventory prior to rental. Once a Driver finds a car, he or she creates a profile, enters his or her personal information and credentials (including, address, city, state, a copy of applicable state issued driver’s license, Uber or Lyft credentials and social security number) and submits a credit card for payment. We then perform a criminal background check, DMV driving record check, Homeland Security Watch-list and Sex Offender database check. HyreCar’s screening criteria is stricter than Uber and Lyft’s background check and we are focused on maintaining a safe user experience and seek to ensure that all transactions between owners and drivers are processed through a secure web platform. We believe the attraction and vetting of qualified gig economy drivers is a primary reason why commercial automobile businesses around the country utilize the Company's platform.

Why Drivers Use Our Service

●	Attractive Economics: Steadily increasing earning potential for drivers on ride-sharing and delivery platforms easily covers car rental cost.

●	Platform Agnostic: Ability to earn income by driving for multiple ride-sharing or delivery services simultaneously.

●	Pay-As-You-Go: Drivers are not locked into long-term lease agreements or monthly payments or even subscription fees.

●	Convenience: Drivers can quickly pick up the car from a location close by. Typically getting behind the wheel in under 48 hours.

●	Transparency and Trust: No hidden fees and only Car Owners who have been properly vetted are permitted to use the platform.

●	Customer Experience: Application of game-design elements (i.e. gamification) of the platform keeps Drivers engaged.

Why Owners Use Our Service

Data from a national survey of driving behavior indicates that private vehicles are in use 5% or less during any given day, or about one hour per day. Given the excess capacity of vehicle hours, higher vehicle utilization rates, and lower vehicle ownership rates, we expect a consumer shift towards acceptance of car-sharing. Based on the results of the survey, we believe our platform is advantageous for the following reasons:

●	Passive Income: We often match Owners with long term Drivers, which provides the Owners with a steady source of passive income resulting from our re-booking process.

●	Insurance: Physical damage and liability policies offered through the Company help fill the “gaps” left by personal and ride-sharing policies.

●	Review of Drivers: Drivers must pass our extensive background checks.

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

AON is our insurance broker utilizing their Digital Economy Practice for consulting and insurance placement activities. AON is a leading global professional services firm providing advice and solutions in risk, retirement and health. We moved our annual automobile insurance policy to Apollo for the policy year June 2020 to June 2021 and in May 2021 renewed the policy to extend through January 2023.

For insurance purposes a vehicle rental is broken into four distinct driving periods. Period 0 is when the Driver has picked a vehicle up from the Owner and is driving with the Uber or Lyft app turned-off. Period 1 is when the Driver has the Uber or Lyft app turned-on but has not yet accepted a fare. Period 2 is when the Driver has accepted a fare and is on the way to pick-up a passenger. Period 3 is when a passenger is in the vehicle. The HyreCar policy is specifically written to cover periods in which the Drivers are operating HyreCar vehicles OFF the Uber or Lyft platform (period 0). During the periods when Drivers are operating ON the Uber or Lyft platform (periods 1, 2 and 3), the HyreCar liability insurance mostly subordinates to state mandated insurance provided by Uber and Lyft. This enables us to keep insurance costs and liability low by leveraging state mandated insurance policies provided by the TNCs.

Business Structure and Strategy

We operate primarily out of our corporate office in Los Angeles, California. Our technology platform allows for a relatively small staff compared to the size and reach of our business. For example, our platform matches drivers and owners in certain states and key markets where we have no physical presence. Our business structure is divided into three distinct departments: General and Administrative, Sales and Marketing and Research and Development.

Our Sales, Marketing, and Customer Success teams continue to be critical drivers of growth with responsibility for acquisition, engagement, and retention of demand and supply.  As we have oriented our technology stack around the user experience, we have made searching for and booking vehicles a more seamless process. We have found that a portion of our leads are able to convert to verified drivers and book their first rental with few manual touchpoints. As we continue to invest in creating a frictionless, more automated first rental experience, we have also optimized how and when our sales resources intervene in the driver and owner journeys to drive customer success. In 2021, we continued the transition  of our sales teams to success agents tasked with resolving complex issues and providing guidance on maximizing rideshare productivity for Drivers and utilization for Owners in order to increase system revenue.

Our Customer Success Division is composed of four distinct teams: Driver Success, Owner Success, Utilization, and Customer Service. First, the Driver Success team is mostly based offshore and is divided into two groups. One group is responsible for facilitating background checks and identity verifications, and another group helps drivers with booking their first rental and extending rentals through a consultative, earnings-maximization approach. Second, the Owner Success team builds and maintains relationships with Owner customers for our peer-to-peer, mini-fleet, and fleet segments to onboard, retain and steadily increase supply of vehicles across all regions, with a focus on HyreCar’s top 15 Metropolitan Statistical Areas (MSAs). Strategic Account Managers are placed in-market and are responsible for sourcing commercial supply, including through dealerships, rental agencies, and purpose-built fleets. These team members have fleet operations backgrounds and rental management expertise that are used to prospect, onboard, and grow commercial supply on the marketplace. Through these customer relationships, the team has developed a replicable and scalable “HyreCar Owner Playbook” that provides guidance on setting up rideshare-friendly and compliant fleets as well as rental management best practices to maximize profitability. The Owner success team drove over 14,000 new car listings on the HyreCar marketplace in 2021. Third, the Utilization team is responsible for overall marketplace liquidity and growth, working with both owners and drivers to incentivize rental applications, increase approvals, and drive extensions to maximize rental days. Finally, the Customer Service team is mostly composed of offshore associates who operate 24/7 to cover inbound inquiries related to their rental experience such as claims, payments, and roadside assistance.

We currently operate with one Technology Development team in the United States, including multiple full-time developers based out of our home office in Los Angeles and overseas. The team is tasked with maintaining the current codebase and website, and incrementally adding enhancement to the Owner and Driver application and website to support our expansion into institutional car supply nationally.

In 2021, we executed several initiatives intended to increase sales and operational efficiency. In addition, to technology-driven automation, we moved driver-facing Customer Success and Customer Service teams offshore, and expanded their size to prepare for growth at scale. The implementation of a single communications and case management platform across all Customer Success teams contributed to a 36% reduction in inbound customer cases. Technology-driven enhancements to the vehicle listing process and the internal re-organization of the sales teams led to an increase of owner lead conversion by 19% between the first quarter and the fourth quarter, while reducing headcount.

Looking forward to 2022 and as 34% of the general population joined the gig economy during the pandemic according to some sources, we believe that demand will continue to increase as a result of macroeconomic conditions, a fundamental shift in customer preferences for delivery accelerated by the pandemic and rising inflation. While supply chain shortages and a strong used vehicle market have presented challenges for supply, we expect that our current strategy focusing on partnerships and investments in acquiring and growing large fleet operators to our platform, including AmeriDrive, will provide a steady and dedicated supply of vehicles to satisfy that demand. Additionally, offerings for smaller operators designed to help them scale to steadily increase vehicle supply in 2022 will also help us meet an increasing portion of the anticipated demand.

By continuing to invest in automation and focusing on the creation of additional self-service opportunities for drivers and owners, we anticipate reduced operational expenses and an improved customer experience. Planned initiatives include the implementation of AI-driven chatbots and increased use of chat as a channel that will provide faster, more responsive 24/7 issue resolution, improve platform engagement, and increase utilization. To increase rental conversion, we are developing features that will make it faster, simpler, and more fun to find, book, and start trips with HyreCar. This includes pre-filtered listings based on driver preferences, searchable listings on Google, application approvals/extension automation, and gamification.

Revenue Model

We generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily rental rate set by the Car Owner, plus a 10%-20% HyreCar Driver Fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15-30% HyreCar Owner Fee. For example, as of December 31, 2021, the average daily rental rate of a HyreCar vehicle nationally is approximately $38.00 (“Daily Rental Rate”), plus a 10%-20% HyreCar Driver fee ($6) and daily direct insurance fee of $15.00, totaling $59 in total daily gross billings is paid by the Driver via a card transaction. On average approximately 77% of the daily rental or $30 is transferred to the Owner via our merchant processing partner. HyreCar earns revenues from the two revenue share fees and the insurance totaling approximately $30 per day. Accordingly, the GAAP reportable revenue recognized by HyreCar is $29 in this example transaction, as detailed in the following table:

Daily Gross Revenue Example		Daily Net (GAAP) Revenue Example

National Average Daily Rental Rate	$38.00	HyreCar Owner Fee (~23% Average)	$9.00

Driver Fee	$6.00	HyreCar Driver Fee (~15% Average)	$6.00

Daily Insurance Fee	$15.00	Insurance Fee (100% of fee)	$15.00

Daily Gross Billing Paid by Driver	$59.00	Daily Average Net Revenue	$30.00

Gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. It is important to note that gross billings is a non-GAAP measure and as such, is not recorded in our financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenues. Gross billings may also be used to calculate net revenue margin, defined as the company’s GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar’s net revenue margin is equal to approximately 49% for the full-year ended December 31, 2021 ($35,716,031 HyreCar’s GAAP revenue over $73,344,808 Total Gross Billings) and about 51% for the fourth quarter of 2021. A breakout of revenue components is provided in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the footnotes to our audited consolidated financial statements.

Marketing Plan

Historically, we have used promotions to drive engagement and conversion at different points in the driver and owner funnels. Our acquisition funnel was primarily relying on paid channels (including keywords on internet search engines), and our driver funnel resulted in over 365,000 driver applicants in 2021, of which only a portion rented through the Company leaving demand unfulfilled. In 2022, to increase conversion rates, total number of rental days, and vehicle supply we are investing in the creation of value for drivers and owners beyond vehicle and driver access. By building on our affiliates network and leveraging the collective buying power of our user base, we are incorporating strategic partnerships and integrations into our product offerings and creating a potentially monetizable ecosystem that expands our platform beyond matching supply and demand. These efforts include the implementation of tools to help drivers learn when and where to drive to maximize earnings, the launch of a driver discounts and perks program, and an Owner marketplace for discounts and special access to products and services that reduce vehicle/fleet operating costs. Through our partnership with AmeriDrive, we are able to test and launch supply-side programs at scale as we continue to experiment with fleet offerings that drive supply retention and obtain live data feedback. We expect improved retention and loyalty of owners and drivers to reduce our operational overhead while significantly increasing lifetime value and spend efficiency across all channels as we benefit from increased organic, higher-quality leads and referrals.

Insurance Opportunity

Most of our cost of revenue is related to direct insurance premiums and claims expense. The premiums are broken into two categories, liability insurance and physical damage. The unique nature of our insurance enables us to keep insurance costs and liability low by leveraging state-mandated insurance policies provided by the Transportation Network Companies.

In addition to self-insurance, the Company is also working continuously with AON to develop new and innovative insurance products. The Company has developed alternative insurance opportunities including a new type of owner “lay-up” insurance and higher insurance level for fleet vehicle owners on the HyreCar platform. Lay-up insurance replaces the need for an owner’s personal auto insurance policy and represents significant cost savings when compared to other insurance options available in the market today. Offering this type of insurance product benefits the company in multiple verticals, including reduced insurance claim expense, greater customer retention and stickiness to the HyreCar platform.

Regulation

The California Public Utilities Commission (“CPUC”) was the first state regulatory body to impose rules and guidelines for ridesharing in the United States. The CPUC designated Uber and Lyft as “transportation network companies” or TNCs. The CPUC guidelines became the standard for all states across the U.S. Most states have adopted some form of the guidelines. California is one of the strictest states when it comes to regulating the TNCs. Our insurance works within the California guidelines which potentially makes it adoptable by future state mandates outside of California.

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

In addition, our operations also could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. We are not aware of any current proposal to impose such a regime in the U.S. or internationally. Such a regime could, however, be quickly imposed if there was a serious disruption in the fuel supply for any reason, including an act of war, terrorist incident or a natural disaster affecting the petroleum supply, refining, distribution or pricing.

Employees

As of December 31, 2021, we employ 76 full-time personnel primarily in our headquarters location in downtown Los Angeles, California. Our team moved to a hybrid (in office and remote) work schedule as of the third quarter of 2021 after having been mainly remote since March 2020 due to COVID-19 limitations.

Our Corporate Information

We were incorporated as a Delaware corporation on November 24, 2014. Our principal executive offices are located at 915 Wilshire Blvd, Suite 1950, Los Angeles, California 90017, and our telephone number is (888) 688-6769.

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

We were founded in 2014. Our limited operating history makes it difficult to evaluate our current business and prospects and plan for and model our future growth. We have encountered and will continue to encounter risks and uncertainties frequently encountered by rapidly growing companies in developing markets. If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the ridesharing or car-sharing market, our results of operations and financial results could differ materially from our plans and forecasts. Although we have experienced periods of rapid growth since our inception, there is no assurance that such growth will continue. Any success we may experience in the future will depend in large part on our ability to, among other things:

●	maintain and expand our customer base (drivers and owners) and the ways in which customers use our platform;

●	expand revenue from existing customers through increased or broader use of our platform;

●	improve the performance and capabilities of our platform through research and development;

●	effectively expand our business domestically and internationally, which will require that we rapidly expand our sales force and retain/fill key management positions; and

●	successfully compete with other companies that currently provide, or may in the future provide, solutions like ours.

If we are unable to achieve our key objectives, including the objectives listed above, our business and results of operations will be adversely affected, and the value of our securities could decline.

The COVID-19 pandemic has at times disrupted and harmed, and is expected to continue to disrupt and harm, our business, financial condition and results of operations. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business, financial condition and results of operations and the achievement of our strategic objectives.

Our business, operations and financial performance have at times been negatively impacted by the COVID-19 pandemic and related public health responses, such as travel bans, travel restrictions and shelter-in-place orders that were implemented in various jurisdictions from time to time. The pandemic and these related responses have at times caused, and could potentially cause, at least temporarily, decreased demand for our platform relative to pre-COVID-19 demand, a slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains, and significant volatility and disruption of financial markets.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

●

Declines in travel as a result COVID-19, including commuting, local travel, and business and leisure travel, has at times resulted in decreased demand for our platform which has decreased our anticipated revenue growth trajectory. During certain periods in the past, these factors have led to a decrease in earning opportunities for drivers on our platform. Changes in transportation trends and behavior arising from COVID-19 may continue to develop or persist over time and further contribute to this adverse effect.

●

Changes in driver behavior arising from COVID-19 have, at times, led to reduced levels of driver availability on our platform. To the extent that driver availability is limited, our service levels may be negatively impacted, which may adversely affect our business, financial condition and results of operation.

●

The responsive measures to the COVID-19 pandemic have caused us to modify our business practices by having employees work remotely or holding virtual meetings regularly. We may in the future be required to or choose voluntarily to take actions for the health and safety of our workforce, whether in response to government orders or based on our own determinations of what is in the best interests of our employees or users of our platform. The effects of the pandemic, including remote working arrangements for employees, may also impact our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. To the extent these measures result in decreased productivity, harm our company culture, adversely affect our ability to maintain internal controls, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.

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

The ridesharing market has grown rapidly since we launched our car-sharing marketplace in 2014, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow. Our success will depend to a substantial extent on the willingness of people to widely-adopt car-sharing and ride-sharing generally. We cannot be certain whether the on-going COVID-19 pandemic will from time to time negatively impact the willingness of drivers or passengers to participate in ridesharing or otherwise adversely affect demand for our services. If the public does not perceive ridesharing as beneficial, or chooses not to adopt it as a result of concerns regarding public health or safety, affordability or for other reasons, whether as a result of incidents on Lyft or Uber or similar platforms, the on-going COVID-19 pandemic, or otherwise, then the market for our services may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect. Additionally, from time to time we may re-evaluate the markets in which we operate, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.

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

From time to time financial, political and other events have increased the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors, such as ridesharing and delivery companies. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft and Uber platforms.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

Due to the global nature of the Internet, it is possible that various states might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and digital services. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a decision in South Dakota v. Wayfair Inc., where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Other new or revised taxes and, in particular, digital taxes, sales taxes, VAT and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products services over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such revenue growth rate or growth in demand for our offerings may slow over time.

We have grown rapidly over the last several years, however our recent revenue growth rate and financial performance should not be considered indicative of our future performance. Moreover, as our revenue has grown so have our cost and expenses, and, to date, we have never been cash flow positive. Our growth trajectory may accelerate or decelerate as a results of numerous factors including market conditions, quality of managerial execution, technological factors, insurance premium volatility and various other conditions that may affect performance.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

Our ability to manage our growth and business operations effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer and we would not fully realize economies of scale, which could negatively affect our reputation and brand, business, financial condition and results of operations.

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

Our business is heavily reliant upon information technology systems, some of which are managed, hosted, provided or used by third parties, including cloud-based service providers, and any significant failures or disruptions to these systems could adversely impact our business.

Our ability to, among other things, operate our platform, process rental transactions, manage our pricing, account for our activities and otherwise conduct our business is dependent on the performance and availability of our networks and systems, as well as those of third-party cloud providers. We have experienced, and from time to time in the future may experience, a failure or interruption that results in the unavailability of certain information systems. Additionally, our major information technology systems and accounting functions are centralized in a few locations. Any disruption, termination or substandard provision of services, including by third-party cloud providers, whether as the result of localized conditions (e.g., fire, explosion or hacking), failure of our systems to function as designed, or as the result of events or circumstances of broader geographic impact (e.g., earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal operations, customer service, accounting and technology functions; interfering with our ability to manage vehicle supply; delaying or disrupting rental processes; and otherwise impacting our ability to manage our business. These events could, individually or in the aggregate, lead to lower revenues, increased costs or other effects on our results of operations, financial condition, liquidity and cash flows, which may be material.

Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, certain members of our management team have limited experience managing a public company.

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market. For example, the Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition is more visible than a private company, which may result in threatened or actual litigation, including by competitors.

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

We rely on third-party background check providers such as Checkr to screen the records of potential drivers to help identify those that are not qualified to utilize our platform pursuant to applicable law or our internal standards. Our business has and may continue to be adversely affected to the extent we cannot attract or retain qualified drivers as a result of such providers being unable to complete certain background checks, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.

We could be subject to claims from TNCs, delivery drivers or third parties that are harmed whether or not resulting from the use of our platform, which could adversely affect our business, brand, financial condition and results of operations.

We may be subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, TNCs and delivery drivers or third-parties, as applicable, that are attributed to us through our services. We may also be subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform or for harm related to the actions of drivers, TNC riders, or third parties, or the management and safety of the services offered through our platform. We may also be subject to personal injury claims whether or not such injury actually occurred as a result  any service provided through our platform. For example, third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but, was not at the time of such injury. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any TNC riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations.

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

We have incurred operating losses each year and every quarterly period since inception. For the years ended December 31, 2021 and 2020, our operating loss was $27,977,239 and $15,252,689 respectively. We expect our operating expenses to decrease as a percentage of revenue in the future as we curtail expenditures by optimizing our cost structure our G&A, sales and marketing, and research and development expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our services, economic weakness, global macroeconomic shocks such as the recent coronavirus outbreak, increased competition, a decrease in the growth or size of the ride-sharing or car-sharing market or any failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

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

We continue to be substantially dependent on our direct sales force to obtain new customers and increase sales with existing customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, because we continue to grow rapidly, a large percentage of our sales force is new to our company. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing revenue streams or sales to our existing customer base, our business will be adversely affected.

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to the on-going COVID-19 pandemic. The COVID-19 pandemic has at times caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our platform and our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our current relationships with rideshare (e.g. Uber and Lyft) and delivery companies (e.g. Doordash) could change in the future, which could adversely affect our revenues.

Although we have deployed drivers and cars to the systems of Uber, Lyft and other platforms since our operations began in 2015, the current relationships in place (written, oral or tacit), including our vehicle rental strategic partnership with Uber, could materially change in the future. Consequently, each of these relationships could be discontinued at some time, which could adversely impact our business plan and results of operations materially.

The ride-sharing and delivery models may not continue to grow, which would adversely affect our business.

Our business and future growth is significantly dependent on the continued success of each of Uber, Lyft, Instacart and other software-based systems that have come into the marketplace to compete with traditional taxicab transportation organizations and other delivery services.

While the effect of those companies has been to decrease the cost and therefore increase the utilization of ride-sharing and delivery services, there can be no assurance that consumer utilization of these systems will continue to grow, or that competition and the resulting price pressure will not undermine the viability of these types of systems, thereby adversely affecting our business.

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

We rely on third-party insurance policies to insure against auto-related risks of users of our platform. If insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and results of operations.

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

We rely on third-party background check providers such as Checkr to screen the records of potential drivers to help identify those that are not qualified to utilize our platform pursuant to applicable law or our internal standards. Our business has and may continue to be adversely affected to the extent we cannot attract or retain qualified drivers as a result of such providers being unable to complete certain background checks, or to the extent that they do not meet their contractual obligations, our expectations or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential drivers, and as a result, our platform may be less attractive to qualified drivers. Further, if the background checks conducted by our third-party background check providers do not meet our expectations or the requirements under applicable laws and regulations, unqualified drivers may be permitted to provide rides on our platform, and as a result, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure.

We could be subject to claims from TNCs or delivery drivers or third parties that are harmed whether or not our platform is in use, which could adversely affect our business, brand, financial condition and results of operations.

We from time to time may be subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, TNC and delivery drivers or third-parties, as applicable, that are attributed to us through our offerings. We may also be subject to claims alleging that we are directly or vicariously liable for the acts of the drivers on our platform or for harm related to the actions of drivers, TNC riders, or third parties, or the management and safety of our platform and our assets, including in light of the on-going COVID-19 pandemic and related public health measures issued by various jurisdictions, including travel bans, restrictions, social distancing guidance, and shelter-in-place orders. We may also be subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. For example, third parties have in the past asserted legal claims against us in connection with personal injuries related to the actions of a driver or rider who may have previously utilized our platform, but was not at the time of such injury. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any TNC riders, drivers or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations.

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

We are highly dependent upon the retention of the services of our current executive management team, specifically Joseph Furnari, Kenneth Grimes, Serge De Bock and Brian Allan. The loss of any one of these individuals could adversely affect our operations and financial results. Our business also depends on our ability to attract and retain additional highly qualified management, technical, operating, and sales and marketing personnel. We do not currently maintain key person life insurance policies on any of our employees. We do not have fixed term employment agreements with any of our management employees, all of whom could terminate their relationship with us at any time.

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

Any significant fluctuations in the supply of “rental” vehicles available in the market due to unexpected changes in demand, or actions taken by our competitors, could negatively affect our pricing, operating plans or results of operations if we are unable to maintain or adjust the vehicles available on our platform in response to fluctuations in supply and demand. We compete with traditional car rental companies and other traditional providers, as well as non-traditional companies for vehicle rental market share, including auto manufacturers, ride-hailing and other car sharing companies, and other competitors in the mobility industry. To the extent we do not react appropriately to our competition or optimize our revenue and pricing strategies, we may experience sub-optimal pricing, sub-optimal asset utilization, poor customer satisfaction, lost revenue and other unfavorable consequences which may materially adversely affect our revenues and results of operations, financial condition, liquidity and cash flows.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.

          We are subject to a wide variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as TNCs, ridesharing, food and package delivery, worker classification, labor and employment, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, defects, maintenance and repairs, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and action waiver provisions, terms of service, mobile application accessibility, autonomous vehicles, bike and scooter sharing, insurance, vehicle rentals, money transmittal, non-emergency medical transportation, environmental health and safety, background checks, public health, anti-corruption, anti-bribery, and delivery of goods including (but not limited to) medical supplies, perishable foods and prescription drugs are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies.

Recent financial, political and other events have increased the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors, such as ridesharing and delivery companies. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. The passage of this bill led to additional challenges to the independent contractor classification of drivers using the Lyft and Uber platforms. In November 2020, California voters approved Proposition 22, a California state ballot initiative that provides a framework for drivers that use platforms like Uber and Lyft for independent work. Proposition 22 went into effect in December 2020 and we expect that drivers will be able to maintain their status as independent contractors under California law and that TNCs will be required to comply with the provisions of Proposition 22. Legal challenges to Proposition 22 have been and may continue to be filed.

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

We may fail to adequately respond to changes in technology, customer demands and market competition.

Our industry is characterized by rapid changes in technology innovation and deployment to address evolving customer demands, improve operational efficiency and disrupt competitive dynamics. Our ability to continually improve our technology platform, processes and products in this environment is essential to maintain a competitive position in customer satisfaction, market share and other areas. Due to natural complexity in technology innovation, potentially high costs of certain initiatives, and hiring and retention challenges, we may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new services or enhanced product offerings. These challenges related to emerging technology may result in loss of competitive differentiation, margin deterioration, departure of key partners, declining market share, inability to achieve growth targets, inefficient or outdated service delivery platforms, loss of customers and brand erosion, declining employee morale, inability to attract or retain key talent and other unfavorable consequences which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Risks Related to Our Common Stock

The market price of our common stock may be volatile and adversely affected by several factors

The market price of our common stock has experienced significant fluctuations, and may continue to experience such fluctuations due to many factors, some of which are beyond our control, including:

●	our ability to execute our business plan;
●	operating results below expectations;
●	announcements of technological innovations or new products by us or our competitors;
●	other external factors, including the effects of the COVID-19 pandemic, legislative developments and car supply market conditions;
●	our ability to enter into and maintain strategic relationship to grow demand for our services;
●	our issuance of additional securities, including debt or equity or a combination thereof; and
●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may acquire other companies, assets or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

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

We expect that additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, efforts to expand our business, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. For example, during our 2021 fiscal year, a class-action case was filed against the Company and certain of its current or former officers. In the past, technology companies have experienced significant stock price volatility. If we face additional litigation and if a case is not resolved in a manner favorable to the Company, it would likely result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Anti-takeover provisions in our charter documents and under the General Corporation Law of the State of Delaware could make an acquisition of the company more difficult and may prevent attempts by our stockholders to replace or remove our management.

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

Our corporate documents and the DGCL contain provisions that may enable our board of directors to resist a change in control of the Company even if a change in control were to be considered favorable by our stockholders. These provisions:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Los Angeles, California and our current lease for this office space extends through September 30, 2025. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

On August 27, 2021, a putative securities class action complaint captioned Baron v. Hyrecar Inc. et al., Case No. 21-cv-06918, was filed in the United States District Court for the Central District of California against the Company; its Chief Executive Officer, Joseph Furnari; and its former Chief Financial Officer, Robert Scott Brogi. This action asserts claims and seeks damages for alleged violations of sections 10(b) and 20(a) of securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The alleged period is May 14, 2021 to August 10, 2021, inclusive. Pursuant to the Private Securities Litigation Reform Act, on November 19, 202 1, the Court appointed Turton Inc. to serve as Lead Plaintiff filed an amended complaint (the “First Amended Complaint”). The First Amended Complaint alleges that defendants made material misrepresentations or failed to disclose material facts that: (1) the Company had materially understated its expenses and insurance reserves; (2) the Company employed a third-party adjuster to process a portion of insurance claims covered by self-insurance that was conflicted because it was owned by David Haley who owned HyreCar’s previous insurance broker and had a relationship with Company; (3) the Company engaged in a scheme to delay payment of claims processed by the third-party adjuster; (4) the Company did not properly account for claims processed by this third-party adjuster in its financial statements; (5) the Company misrepresented the process for setting insurance reserves; and (6) as a result, the Company understated its expenses and insurance reserves and overstated its business prospects and opportunities. On December 27, 2021, the Company and the individual defendants moved to dismiss the First Amended Complaint on behalf of defendants, arguing that Lead Plaintiff failed to adequately plead that any of the Company’s public statements were materially false or misleading, or that defendants acted with scienter– meaning defendants either knew those statements were false or were deliberately reckless to their truth or falsity at the time they were made. Lead Plaintiff filed an opposition on January 10, 2022 and the Defendants filed a reply on January 18, 2022. On February 16, 2022, the Court granted defendants’ motion to dismiss on the basis that Lead Plaintiff failed to adequately plead any of defendants’ statements were materially false or misleading. Because the Court ruled that Plaintiff did not sufficiently plead falsity, the Court did not address the additional arguments regarding scienter at the time. The Court permitted Lead Plaintiff leave to amend its complaint. The next amended complaint, if any, must be filed no later than March 21, 2022. Should Lead Plaintiff file another amended complaint, the Company and individual defendants anticipate filing another motion to dismiss the claims. The Company believes that the allegations in this lawsuit are without merit and will continue to vigorously defend against them.

At this time we are unable to form a judgment, within the meaning and in accordance with the standards set forth in the ABA Statement of Policy, as to whether an ultimate outcome unfavorable to the Company in the matter or matters described above is either “probable” or “remote.” At this time we also are unable to give an estimate, within the meaning and in accordance with the standards set forth in the ABA Statement of Policy, of the amount or range of potential loss, if any, which might result to the Company if the outcome in the matter or matters described above were unfavorable.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On June 27, 2018, our common stock began trading on the Nasdaq Capital Market under the symbol “HYRE.” Prior to that time, there was no public market for our common stock.

Stockholders

As of March 14, 2022, we had 21,761,283 shares of the Company's common stock outstanding and there were an estimated 10,962 beneficial stockholders for our common stock as of November 17, 2021. The actual number of holders of our common stock is greater than this number, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued 22,665 shares of common stock to persons in private transactions and a total of 121,111 shares of common stock upon the exercise of outstanding warrants.

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

Item 6. [Reserved]

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

Our Company

We operate in the car sharing marketplace primarily for ride sharing and delivery services through our proprietary platform. The Company has established a leading presence in Transportation as a Service “TaaS” through vehicle owners and institutions, such as franchise car dealerships, independent car dealerships and rental car companies, who have been disrupted by automotive asset sharing. We are based in Los Angeles, California and car owners and drivers can currently use the platform nationwide. Our unique revenue opportunity for both owners (“Owners”) and drivers (“Drivers”) are providing a flexible, secure and reliable marketplace. We categorize our operations into one reportable business segment: Rental, consisting primarily of our vehicle rental operations in the United States.

Business and Trends

We generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a Driver renting a car from an Owner. Drivers pay a daily rental rate set by the Car Owner, plus a 10% - 20% HyreCar Driver Fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15% - 30% HyreCar Owner Fee. The net revenue is currently approximately $30 per rental day to HyreCar. We have expanded the rental days serviced by our platform at an annual growth rate of approximately 27% to more than 1,286,000 rental days in 2021 as displayed below:

Gross billings are an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners, refunds or rebates. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billings is a non-U.S. GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenue. Gross billings may also be used to calculate net revenue margin, defined as the Company’s U.S. GAAP reportable revenue over gross billings. Using the definition of net revenue margin, HyreCar’s net revenue margin has increased to approximately 49% ($35,716,031 HyreCar’s 2021 U.S. GAAP revenue over $73,344,808 total gross billings).

Our operating results are subject to variability due to seasonality, macroeconomic conditions such as the on-going COVID-19 pandemic and other factors. Car rental volumes tend to be associated with travel and driving holidays, where there is an influx of Uber and Lyft demand. In 2021, we continued to operate in an uncertain and uneven economic environment marked by heightened economic and geopolitical risks due to the COVID-19 situation and capital markets uncertainty.

Our objective is to focus on strategically accelerating our growth, strengthening our position as a leading provider of vehicle rental services to ridesharing (Lyft and Uber) and delivery (such as Door Dash, Instacart or Amazon Flex) drivers, continuing to enhance our customers’ rental experience, and controlling costs and driving efficiency throughout the organization. We operate in a high growth industry and we expect to continue to face challenges and risks. We seek to mitigate our exposure to risks in numerous ways, including delivering upon our core strategic initiatives, continued growth of fleet levels to match changes in demand for vehicle rentals, and appropriate investments in technology.

Significant changes in our results of operations for the full fiscal year 2021 include:

●

Net rental days totaled approximately 1,286,000 rental days for the year ended December 31, 2021, an increase of approximately 272,000 rental days or 26.8% over the 1,014,000 rental days recognized during the year ended December 31, 2020, as the Company continued to expand its presence in key markets including Georgia, California, New York, Pennsylvania, Texas and Maryland, despite the constrained car supply market.

●

Net revenue totaled $35,716,031 for the year ended December 31, 2021, an increase of $10,484,290 or 41.5% over the $25,231,741 recognized during the year ended December 31, 2020, primarily resulting from a combination of higher net rental days year over year and pricing favorability including price/risk optimization and a favorable market trend in daily rental fees reflecting a tight market for car supply. The average daily net rental revenue peaked at $30 in the fourth quarter of 2021 from $24 in the fourth quarter of 2020.

●

Cost of Sales totaled $25,942,684 for the year ended December 31, 2021, an increase of $8,981,234 or 52.9% over $16,961,450 recognized during the year ended December 31, 2020. The increase was attributable to a combination of three factors. First the expanded rental day volume drove increase in related premiums and claims. Second, our transition to a new claims processing partner in March of 2021 led to an increase in claims payouts that we rightsized since then and some transition costs. Third, we recorded about $1.0 million in new one-off developments related to settling claims incurred prior to January 1, 2021 under our previous insurance claims processing partner in the second quarter of 2021 as we liquidated their claims portfolio.

●

Gross profit totaled $9,773,347 for the year ended December 31, 2021, an increase of $1,503,056 or 18.2% over the $8,270,291 recognized during the year ended December 31, 2020. The increase in  gross profit was primarily attributed to higher rental days, and favorable pricing, partially offset by higher insurance and claims-related costs described above.

●

Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $37,750,586 for the year ended December 31, 2021, an increase of $14,227,606 or 60.5% over $23,522,980 recognized during the year ended December 31, 2020. These additional operating expenses, including additional stock-based compensation, were incurred to enable and support growth and scale across all functional areas. These expenses included costs incurred for the enhancement of the technology platform, on-going efforts at stimulating demand and visibility through marketing, as well as growing our customer support/sales organization.

●

Net loss totaled $25,953,717 for the year ended December 31, 2021, an increase of $10,732,816 or 70.5% over $15,220,901 recognized during the year ended December 31, 2020. The increase in net loss was driven by higher operating costs and non-cash stock-based compensation expense recognized during the year ended December 31, 2021, as the Company prepared the platform for accelerated growth.

●	Adjusted EBITDA totaled ($19,278,849) or the year ended December 31, 2021, a decrease of $8,263,655 or 75% from ($11,015,194) recognized for the prior year ended December 31, 2020.

Management’s Plan

We have incurred operating losses since inception and historically relied on debt and equity financing for working capital. Going forward the Company intends to fund its operations through increased revenue from operations and funds raised through public securities offerings. On February 9, 2021, the Company completed a underwritten public offering of an aggregate of 2,530,000 million shares of its common stock at a public offering price of $11.75 per share for gross proceeds of approximately $29.7 million, before deducting underwriting discounts and commissions and estimated offering expenses, which includes the exercise in full of the underwriters’ option to purchase 330,000 additional shares.

With approximately 323,000 quarterly rental days in the fourth quarter of 2021, our annualized rental day run rate has reached over 1,300,000 per year. Our business model and platform allow us to potentially leverage new opportunities and create a larger market with ridesharing, food and package delivery services. Two thirds of the Drivers on our platform are now predominantly delivery oriented and the opportunity is accelerating in the local delivery as a service environment. We continue to expect revenue growth in 2022 and beyond as we continue to focus on increasing our car supply to meet the driver demand and other promotional efforts related to our car sharing marketplace platform. Specifically, the Company's strategic partnership with AmeriDrive Holdings is intended to create a national network of vehicle supply and fleet maintenance operations and is expanding our operations in the Southeast United States initially and beyond.

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

Based on generally increasing revenue through the normal course of business and a high relative amount of variable costs, cash on hand and available capital funding opportunities including through an At-The-Market program we put in place in November 2021, we believe the Company will have sufficient resources and sources of funds to continue to operate its business for the next 12 months and beyond.

Below is our nationwide footprint with volumes of quarterly rental days and net revenue from the quarters ended December 31, 2019 through December 31, 2021.

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

Cost of revenue primarily include direct fees paid for driver insurance, insurance claim payments based on the policy in effect at the time of loss, merchant processing fees, and technology and hosting costs.

General and administrative costs include all corporate and administrative functions that support our business. These costs also include payroll for officers and operational staff, stock-based compensation expense, consulting costs, professional fees, and other costs that are not included in cost of revenues. Research and development costs are related to activities such as user experience and user interface development, database development and maintenance, and technology related expenses to research, improve, implement, or maintain technology and systems utilized throughout our enterprise. Research and development costs are mostly expensed as incurred with a minor portion capitalized as internally-developed software. Sales and marketing expenses primarily consist of personnel-related compensation costs, commissions expenses, advertising expenses, and marketing partnerships with third parties. Sales and marketing costs are expensed as incurred.

Other income/expense includes non-operating income and expenses including interest income and expense.

Results of Operations

December 31, 2021 compared to December 31, 2020

Revenue and Gross Profit. Revenue totaled $35,716,031 for the year ended December 31, 2021, an increase of $10,484,290 or 41.5% over the $25,231,741 recognized during the year ended December 31, 2020. Gross profit totaled $9,773,347 for the year ended December 31, 2021, an increase of $1,503,056 or 18.2% over the $8,270,291 recognized during the year ended December 31, 2020. The increase in revenue and gross profit were primarily attributed to both higher rental days and enhanced pricing partially offset by an increase in insurance costs related to insurance premium and claims expenses.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $37,750,586 for the year ended December 31, 2021, an increase of $14,227,606 or 60% over $23,522,980 recognized during the year ended December 31, 2020. The increase in operating expenses was related to the scaling of our business across all functional areas and stock-based compensation expense. General and administrative totaled $21,944,369 for the year ended December 31, 2021, an increase of $9,612,222 or 78% over $12,332,147 recognized during the year ended December 31, 2020. The increase was primarily attributed to increase in stock-based compensation expense, headcount and salaries, legal, operations, technology expenditures and support functions. Sales and marketing totaled $10,012,937 for the year ended December 31, 2021, an increase of $1,871,262 or 23% over $8,141,675 recognized during the year ended December 31, 2020. The increase was primarily attributed to increase in stock-based compensation for sales staff and an increase in digital advertising. Research and development totaled $5,793,280 for the year ended December 31, 2021, an increase of $2,744,122 or 90% over $3,049,158 recognized during the year ended December 31, 2020. The increase was primarily attributed to the growth in the technology team, preparation for efforts intended to scale our platform and investments to enhance functionalities of our digital marketplace technology platform.

Loss from Operations. Loss from operations for the year ended December 31, 2021 was $27,977,239 as compared to a loss from operations of $15,252,689 for the year ended December 31, 2020. The increase in loss from operations was driven by the higher operating costs and non-cash stock-based compensation expense described above, partially offset by the higher net revenue recognized during the year.

Other (Income) Expense. Other (income) expense for the year ended December 31, 2021 totaled $2,024,048 in net other income, an increase of $1,991,460 over $32,588 of net other income for the year ended December 31, 2020. The increase was due to forgiveness of the Paycheck Protection Program loan that was received in 2020 for about $1,995,000. The loan was formally forgiven in full in October 2021.

Net Loss. Net loss for the year ended December 31, 2021 was $25,953,717 as compared to a net loss for the year ended December 31, 2020 of $15,220,901. The increase in net loss was primarily driven by the higher operating costs and non-cash stock-based compensation expense described above, partially offset by the higher net revenue recognized during the year ended December 31, 2021.

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

The table below sets forth a reconciliation of our GAAP reported revenues to gross billings for the years ended December 31, 2021 and 2020:

	2021	2020
Revenue (GAAP reported revenue)	$35,716,031	$25,231,741
Add: Refunds and rebates	2,613,980	1,967,668
Add: Owner payments (not recorded in consolidated financial statements)	35,014,797	28,562,508
Gross billings (non-GAAP measure not recorded in consolidated financial statements)	$73,344,808	$55,761,917

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance and the operating leverage in our business. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We expect Adjusted EBITDA will increase over the long term as we continue to scale our business and achieve greater efficiencies in our operating expenses.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net loss	$(25,953,717)	$(15,220,901)
Adjusted to exclude the following:
Other expense (income), net	(2,024,048)	(32,588)
Provision for income taxes	526	800
Depreciation and amortization	77,035	76,834
Stock-based compensation expense	8,176,941	3,303,211
Payroll tax expense related to stock-based compensation expense	227,263	77,303
Changes to the liabilities for insurance reserves	217,151	780,147
Adjusted EBITDA	$(19,278,849)	$(11,015,194)

Liquidity and Capital Resources

As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $11,499,136 compared to $4,923,515 as of December 31, 2020. Cash and cash equivalents consisted of money market deposit accounts denominated in U.S. dollars. We also had additional Restricted Cash balances of $3,248,271 as of December 31, 2021 which relates to amounts held in a restricted bank account at Cogent Bank as collateral for the amount pledged by the Company to secure a revolving line of credit made by Cogent Bank to AmeriDrive, as well as escrow accounts held for our insurance claims processing partner to pay out claims. Cash, cash equivalents and restricted cash altogether totaled $14,747,407 as of December 31, 2021.

In July 2019, we received net proceeds of $11,321,250 upon the completion of our secondary public offering. Further, in February 2021, we received net proceeds of $27.6 million upon the completion an underwritten public offering of an aggregate of 2,530,000 million shares of common stock at a public offering price of $11.75 per share, after deducting underwriting discounts and commissions and estimated offering expenses.

On November 9, 2021, the Company entered into an Equity Offering Sales Agreement (the “ATM Agreement”), with D.A. Davidson & Co. and Northland Securities, Inc. (collectively, the “Agents"), pursuant to which the Agents act as the Company’s sales agent with respect to the offer and sale from time to time of common stock having an aggregate gross sales price of up to $50.0 million in “at-the market-offerings.” We did not effect any sales of shares under the ATM program in 2021, however, can utilize the program if the need arises.

We have primarily financed our operations through our IPO and subsequent public offerings, and proceeds of the loan received in 2020 under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, in addition to revenue received through our platform. We believe our existing cash and cash equivalent assets, together with proceeds from revenue generating activities and access to liquidity through our ATM program will be sufficient to meet our working capital and capital expenditures needs over at least the next 12 months more fully described in “Management's Plan” above.

Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain drivers and car owners on our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to improve our customer experience, actual insurance payments for which we have made reserves, the timing and extent of investment we are making in policy, government relations, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services and technologies. We may decide to, or be required to, seek additional equity or debt financing for any of these reasons, or others that may arise. If we are unable to raise additional capital in the future, we may need to curtail expenditures by scaling back certain sales, marketing and development expenses.

Cash Flows

Net cash used in operating activities was $17,709,179 for the year ended December 31, 2021. This consisted primarily of a net loss of $25,953,717, offset by non-cash stock-based compensation expense of $8,176,941 largely driven by the recognition of costs related to stock options, RSUs, and shares issued for services. Additionally, there was an increase in accounts payable of $2,452,596, in insurance reserves of $217,151, and in other current assets of $219,534 coupled with a decrease in premium insurance deposits of $654,454. These positive operating cash flows were offset by a decrease in accrued liabilities of ($1,481,910). Overall, we improved working capital management in 2021 and reduced the cash impact of increasing net losses.

Net cash used in operating activities for the year ended December 31, 2020 resulted in cash outflows of $7,804,704. This consisted primarily of a net loss of $15,220,901 offset by non-cash stock-based compensation expense of $3,303,211 largely driven by the recognition of costs related to stock options, RSUs, and shares issued for services. Additionally, there was an increase in accrued liabilities of $3,550,163, and insurance reserves of $780,147, offset by insurance deposits of ($749,454). The increase in accrued liabilities was primarily driven by increases in insurance premium accruals due to increased revenue activity and a revised contract that allowed deferral of payment for approximately six months.

Net cash used in investing activities was $366,435 for the year ended December 31, 2021, which primarily consists of the capitalization of internally developed software.

Net cash used in investing activities was $2,247 for the year ended December 31, 2020, which primarily consists of equipment purchases.

Net cash provided by financing activities was $27,899,506 for the year ended December 31, 2021, which primarily consists of the February 2021 equity offering which provided approximately $27.6 million in net proceeds to the Company.

Net cash provided by financing activities was $2,073,326 for the year ended December 31, 2020, which primarily consists of net proceeds received from the PPP loan.

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

For the years ended December 31, 2021 and 2020, there were no dividends paid and we have no plans to commence the payment of dividends. We have no current plans to issue further shares on the market but will continue to assess market conditions and the Company’s cash flow requirements in an effort to ensure the Company is appropriately funded.

There is no significant external borrowing at the reporting date. The Company is not subject to externally imposed capital requirement.

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

Revenue Recognition

The Company generates the majority of its revenue from its car-sharing marketplace that connects vehicle owners and drivers and the related insurance issued for each rental.  Vehicle owners and drivers enter into terms of service with the Company in order to use the HyreCar platform and enter into a rental contract that governs each rental.  In entering into a rental agreement, the driver is charged in a single transaction: the base rental fee as agreed upon between the driver and vehicle owner, a 10-20% HyreCar fee on the base rental fee, and a daily insurance charge (“Insurance and administrative fees”), all based on the number of days the vehicle is to be rented within the contract.  HyreCar retains 15-30% of the base rental fee and remits the remaining portion to the vehicle owner. The 10-20% fee collected from the driver, and 15-30% retained from the owner are considered “Transaction Fees” and the recorded on a net basis as described below.  The Company recognizes revenue daily during the rental periods as the Company is required to maintain insurance underlying the transaction and as a customary business practice, a driver can return a vehicle early for a refund of the unused rental period. Insurance and transaction fees are charged to a driver in a single transaction. Drivers currently do not have an option to decline insurance at any point during the transaction.

The Company also recognizes revenue from other sources such as referrals, motor vehicle record fees (application fees), late rental fees, and other fees charged to drivers in specific situations.

In applying the guidance of ASC 606, the Company 1) identifies the contract with the customer 2) identifies the performance obligations in the contract 3) determines the transaction price 4) determines if an allocation of that transaction price is required to the performance obligations in the contract and 5) recognizes revenue when or as the companies satisfies a performance obligation.

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

The following is a breakout of revenue components by subcategory for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Insurance and administration fees	$18,603,759	$12,819,157
Transaction fees	15,808,972	11,391,090
Other fees	1,662,170	1,441,012
Incentives and rebates	(358,870)	(419,518)
Net revenue	$35,716,031	$25,231,741

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

Income Taxes

The Company applies ASC 740 “Income Taxes” (“ASC 740”).  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their consolidated financial statements reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2021 and 2020, the Company has established a full allowance against all deferred tax assets.

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

Insurance Reserve

The Company records a loss reserve for physical damage and other liability coverage caused to owner vehicles up to the Company's insurance deductibles. This reserve represents an estimate for both reported accidents claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported physical damage claims is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s policy as to what amounts of the deductible or claim will be paid by the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

              Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2022 Proxy Statement related to the 2022 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2022 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our 2022 Proxy Statement which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

(3)	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
3.2	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act
4.2	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.1+	Employment Agreement between the Company and Joseph Furnari (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.2+	Employment Agreement between the Company and Michael Furnari (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.3+	Employment Agreement between the Company and Scott Brogi (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 2, 2018)
10.4+	Employment Agreement between the Company and Henry Park (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 30, 2018)
10.5	2016 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.6	2018 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-229222)
10.7	2021 Equity Incentive Plan and forms of award agreements (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2021)
10.8	Equity Offering Sales Agreement, dated November 9, 2021, by and among the Company, D.A. Davidson & Co. (incorporated by reference to Exhibit 1.1. to the Registrant’s Current Report on Form 8-K filed on November 9, 2021)
10.9	Employment Agreement between the Company and Serge De Bock
23.1	Consent of dbbmckennon, independent registered public accounting firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

+	Indicates a management contract or any compensatory plan, contract or arrangement

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of HyreCar Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HyreCar Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon

    3501

    We have served as the Company’s auditor since 2016.

    San Diego, California

    March 15, 2022

HYRECAR INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalent	$11,499,136	$4,923,515
Restricted cash	3,248,271	-
Accounts receivable	162,586	109,366
Deferred offering costs	-	33,164
Insurance and security deposits	95,000	749,454
Other current assets	1,061,520	313,812
Total current assets	16,066,513	6,129,311

Property and equipment, net	5,265	8,425
Intangible assets, net	372,592	80,031
Other assets	-	95,000
Total assets	$16,444,370	$6,312,767

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,567,233	$2,275,559
Accrued liabilities	2,877,438	4,359,348
Insurance reserve	2,330,190	2,113,039
Note payable, current portion	-	1,554,548
Deferred revenue	52,192	76,059
Total current liabilities	10,827,053	10,378,553

Note payable, net of current portion	-	444,627
Total liabilities	10,827,053	10,823,180

Commitments and contingencies (Note 3)	-	-

Stockholders’ equity (deficit):
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Common stock, 50,000,000 shares authorized, par value $0.00001, 21,609,409 and 17,741,713 shares issued and outstanding as of December 31, 2021 and 2020, respectively	216	177
Additional paid-in capital	75,806,853	39,725,445
Accumulated deficit	(70,189,752)	(44,236,035)
Total stockholders’ equity (deficit)	5,617,317	(4,510,413)
Total liabilities and stockholders’ equity (deficit)	$16,444,370	$6,312,767

See accompanying notes to consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	Year Ended December 31, 2020

Revenue	$35,716,031	$25,231,741

Cost of revenue	25,942,684	16,961,450

Gross profit	9,773,347	8,270,291

Operating Expenses:
General and administrative	21,944,369	12,332,147
Sales and marketing	10,012,937	8,141,675
Research and development	5,793,280	3,049,158
Total operating expenses	37,750,586	23,522,980

Operating loss	(27,977,239)	(15,252,689)

Other (income) expense
Interest (income) expense	(12,139)	24,299
Other (income) expense	(2,011,909)	(56,887)
Total other (income) expense	(2,024,048)	(32,588)

Loss before provision for income taxes	(25,953,191)	(15,220,101)

Provision for income taxes	526	800

Net loss	$(25,953,717)	$(15,220,901)

Weighted average shares outstanding - basic and diluted	20,635,940	17,557,868
Weighted average net loss per share - basic and diluted	$(1.26)	$(0.87)

See accompanying notes to consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription Receivable - Related	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Parties	Deficit	Equity (Deficit)
December 31, 2019	—	$—	16,393,171	$164	$35,857,835	$(7,447)	$(29,015,134)	$6,835,418
Stock option compensation	—	—	—	—	329,092	—	—	329,092
Stock option compensation modification			822,500	8	1,434,124			1,434,132
Restricted stock unit compensation	—	—	—	—	1,053,698	—	—	1,053,698
Stock options exercised for cash	—	—	82,894	1	104,034	—	—	104,035
Stock option exercised - cashless	—	—	2,645	—	—	—	—	—
Shares issued for vested restricted stock units	—	—	38,925	—	—	—	—	—
Shares issued for legal services and settlement of payables and accrued liabilities	—	—	254,535	2	567,611	—	—	567,613
Shares issued for settlements	—	—	84,431	1	233,852	—	—	233,853
Warrants exercised – cashless	—	—	2,612	—	—	—	—	—
Shares issued for services			60,000	1	145,199	—	—	145,200
Subscription receivable relieved	—	—	—	—	—	7,447	—	7,447
Net loss	—	—	—	—	—	—	(15,220,901)	(15,220,901)
December 31, 2020	—	$—	17,741,713	$177	$39,725,445	$—	$(44,236,035)	$(4,510,413)
Stock option compensation	—	—	—	—	11,402	—	—	11,402
Restricted stock unit compensation	—	—	—	—	7,820,709	—	—	7,820,709
Stock options exercised	—	—	148,872	1	178,771	—	—	178,772
Shares issued for vested restricted stock units	—	—	996,245	10	(10)	—	—	—
Warrants exercised for cash	—	—	48,803	1	124,539	—	—	124,540
Warrants exercised - cashless	—	—	121,111	1	(1)	—	—	—
Common stock issued for cash	—	—	2,530,000	25	29,727,475	—	—	29,727,500
Offering costs	—	—	—	—	(2,126,306)	—	—	(2,126,306)
Shares issued for services	—	—	22,665	1	344,829	—	—	344,830
Net loss	—	—	—	—	—	—	(25,953,717)	(25,953,717)
December 31, 2021	—	$—	21,609,409	$216	$75,806,853	$—	$(70,189,752)	$5,617,317

See accompanying notes to consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	Year Ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,953,717)	$(15,220,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,034	76,834
Relief of related party advance	—	(9,629)
Write-off of subscription receivable	—	7,447
Stock-based compensation	8,176,941	3,303,211
Provision for losses on accounts receivable	50,079	—
Gain from PPP Loan Forgiveness	(1,994,175)	—
Changes in operating assets and liabilities:
Accounts receivable	(103,299)	(24,686)
Insurance deposit	654,454	(749,454)
Other current assets	219,534	63,613
Accounts payable	2,452,596	407,300
Accrued liabilities	(1,481,910)	3,550,163
Insurance reserve	217,151	780,147
Deferred revenues	(23,867)	11,251
Net cash used in operating activities	(17,709,179)	(7,804,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and intangibles	—	(2,247)
Capitalization of internally developed software	(366,435)	—
Net cash used in investing activities	(366,435)	(2,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	29,727,500	—
Proceeds from exercise of warrants	124,540	—
Proceeds from exercise of stock options	178,772	107,316
Offering costs	(2,126,306)	(33,165)
Proceeds from note payable	—	2,004,175
Principal repayment of note payable	(5,000)	(5,000)
Net cash provided by financing activities	27,899,506	2,073,326

Increase (decrease) in cash, cash equivalents and restricted cash	9,823,892	(5,733,625)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash - beginning of period	4,923,515	10,657,140
Cash, cash equivalents and restricted cash - end of period	$14,747,407	$4,923,515

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$11,499,136	$4,923,515
Restricted cash	3,248,271	—
Total cash, and cash equivalents and restricted cash to the consolidated balance sheets	$14,747,407	$4,923,515

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$11,329
Cash paid for income taxes	$526	$800

Non cash investing and financing activities:
Gain from PPP Loan Forgiveness	$1,994,175	$—
Related-party advances relieved	$—	$9,629
Subscription receivable written-off	$—	$7,447

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

Strategic Partnership, 2021 Public Offering, Uber Agreement and At The Market Facility

On January 28, 2021, the Company announced a new and expanded strategic partnership with AmeriDrive Holdings (“ AmeriDrive”) intended to create a national network of vehicle supply and fleet maintenance operations. In connection therewith, the Company entered into a Collateral Pledge Agreement (“ Agreement”) with Cogent Bank assigning all right, title and interest in a Company deposit account of $750,000 plus 5% fees to secure a revolving line of credit made by the bank to AmeriDrive. The restricted deposit account was expanded to a $1,500,000 pledge during the quarter ended September 30, 2021 resulting from a greater revolving line of credit for AmeriDrive under the same terms. Further on November 4, 2021, the Company expanded its partnership with Cogent and AmeriDrive in an effort to help drive additional car supply to the Company’s platform. As part of the agreement, the Company agreed to increase the collateral held by Cogent bank by $1,500,000 (now $3,000,000 in total) in exchange for a credit line increase to expand AmeriDrive's vehicle fleet contributed exclusively to the Company platform.

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

       On November 9, 2021, the Company entered into an Equity Offering Sales Agreement (the “ATM Agreement”), with D.A. Davidson & Co. and Northland Securities, Inc. (collectively, the “Agents"), pursuant to which each Agent acts as the Company’s sales agents with respect to the offer and sale from time to time of common stock having an aggregate gross sales price of up to $50.0 million in “at-the market-offerings”, as defined in Rule 415(a)(4) under the Securities Act, and pursuant to a registration statement on Form S-3 that was previously declared effective by the SEC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Plans

We have incurred operating losses since inception and historically relied on debt and equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, the remaining capital raised through public securities offerings described in Notes 1 and 5, respectively, as well as under its ATM program. We continue to believe the Company has sufficient resources to continue as a going concern.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted Cash Restricted cash consist primarily of amounts held in a restricted bank account at Cogent Bank as collateral for the amount pledged by the Company to secure a revolving line of credit made by Cogent Bank to AmeriDrive, as well as escrow accounts held for our insurance claims processing partner to pay out claims in a timely fashion. These restricted cash amounts are still owned by HyreCar but the Company does not have full immediate control or the ability to dispose freely of them at least in the short term.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2021 and 2020, the Company had respectively $50,079 and $0 as reserve allowance for accounts receivable outstanding balances.

Property and Equipment

Property and equipment are stated at cost. The Company’s fixed assets are depreciated using the straight-line method over the estimated useful life ranging from three to five years. Leasehold improvements are depreciated over the shorter of the useful life or lease life. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Property and equipment at December 31, 2021 was made up of equipment and software. Depreciation expense for the years ended December 31, 2021 and 2020 were $3,160 and $2,960, respectively.

Offering Costs

The Company accounts for offering costs in accordance with Accounting Standards Codification (“ASC”) 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs were capitalized as deferred offering costs on the consolidated balance sheets. The deferred offering costs are netted against the proceeds of the offering in consolidated statements of changes in stockholders’ equity (deficit) or the related debt. There are no deferred offering costs as of  December 31, 2021.

Internal Use Software

We incur software development costs to develop software programs to be used solely to meet our internal needs and cloud-based applications used to deliver our services. In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, we capitalize development costs related to these software applications once a preliminary project stage is complete, funding has been committed, and it is probable that the project will be completed, and the software will be used to perform the function intended. As of December 31, 2021 and 2020, the Company has capitalized $588,057 and $221,623 of internal software related costs respectively, which is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over three years. Amortization expense for the years ended December 31, 2021 and 2020 was $73,874 and $73,874, respectively. Accumulated amortization for the years ended December 31, 2021 and 2020 was $215,466 and $141,592, respectively.

Impairment of Long-Lived assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. There were no impairment losses during the years ended December 31, 2021 and 2020. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Deferred Rent

The Company recognizes rental expense on a straight-line basis from the time of the lease commencement date through the end of the lease. As of December 31, 2021 the Company's rental lease with Brookfield property has expired and a new lease agreement was entered into as of January 1, 2022. As of December 31, 2021 and 2020, the Company recognized deferred rent resulting from future escalating lease payments and abated rent totaling $0 and $46,261, respectively which is included in accrued liabilities in the accompanying consolidated balance sheet.

Insurance Reserves

The Company records a loss reserve for physical damage and other liability coverage caused to owner vehicles up to the Company's insurance deductibles or relevant limits. This reserve represents an estimate for both reported accidents, claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims for physical damage is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s insurance policy which dictates what amounts of a claim will be paid by the Company. Effective March 1, 2021, the Company entered into a two-year claim adjusting agreement with Sedgwick which included an escrow account requirement of $1,750,000 to be held by Sedgwick for claim payments. This escrow account is replenished by the Company on a quarterly basis dependent on the actual claims paid during that quarter.

Effective May 15, 2021 the Company entered into a new policy term for its automobile liability insurance program. As part of this program the Company has paid deposit premiums of $1,500,000 and $250,000 for the primary and excess, respectively which will be available to offset premiums due during the final quarter or offset past due premiums during the policy period. For presentation purposes, premium deposits were netted against outstanding premium liabilities. In addition, effective June 15, 2021, a separate primary automobile liability policy was placed related only to California operations, which required a $300,000 deposit premium that was used to pay for and offset premiums due during the policy period.

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

The Company has analyzed, reviewed and made several adjustments to the claims settlement process and related processing guidelines during both the quarter ended September 30, 2021 and the quarter ended in December 31, 2021 which reduced insurance claims costs over those two quarters compared to the quarter ended June 30, 2021. We will continue to monitor the claims process and claims portfolio to make future adjustments to our processes that will further improve our claims adjusting performance.

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

Revenue Recognition

The Company generates the majority of its revenue from its car-sharing marketplace that connects vehicle owners and drivers and the related insurance fees connected to each rental. Vehicle owners and drivers enter into terms of service with the Company in order to use the HyreCar platform and enter into a rental contract that governs each rental. In entering into a rental agreement, the driver is charged in a single transaction: the base rental fee as agreed upon between the driver and vehicle owner, a 10%-20% HyreCar fee on the base rental fee, and a daily insurance charge (“Insurance and administrative fees”), all based on the number of days the vehicle is to be rented within the contract. HyreCar retains 15-30% of the base rental fee and remits the remaining portion to the vehicle owner. The 10%-20% fee collected from the driver and 15-30% retained from the owner are considered “Transaction Fees” and the recorded on a net basis as described below. The Company recognizes revenue daily during the rental periods as the Company is required to maintain insurance underlying the transaction and as a customary business practice, a driver can return a vehicle early for a refund of the unused rental period. Insurance and transaction fees are charged to a driver in a single transaction. Drivers currently do not have an option to decline insurance at any point during the transaction.

The Company also recognizes revenue from other sources such as referrals, motor vehicle record fees (application fees), late rental fees, and other fees charged to drivers in specific situations.

In applying the guidance of ASC 606, the Company 1) identifies the contract with the customer 2) identifies the performance obligations in the contract 3) determines the transaction price 4) determines if an allocation of that transaction price is required to the performance obligations in the contract and 5) recognizes revenue when or as the Company satisfies a performance obligation.

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

The following is a breakout of revenue components by subcategory for the years ended December 31, 2021 and 2020.

	2021	2020
Insurance and administration fees	$18,603,759	$12,819,157
Transaction fees	15,808,972	11,391,090
Other fees	1,662,170	1,441,012
Incentives and rebates	(358,870)	(419,518)
Net revenue	$35,716,031	$25,231,741

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

Advertising

The Company expenses the cost of advertising and promotions as incurred. Advertising expense was $3,136,068 and $2,143,079 for the years ended December 31, 2021 and 2020, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs consist primarily of non-capitalized development and maintenance costs. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During 2021, the Company capitalized $366,435 in expenditures related to the development of a vehicle verification software that was internally developed. This project will validate the authenticity and quality of vehicles on the platform and will significantly reduce on-fleeting time and increase fleet quality standards to overall increase the owner/driver experience on the platform .

Stock-Based Compensation

The Company accounts for stock awards issued under ASC 718, Compensation – Stock Compensation. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the non-employee's period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model. Restricted shares are measured based on the fair market value of the underlying stock on the grant date.

Stock-based compensation is included in operating expenses in the consolidated statements of operations as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
General and administrative	$5,614,679	$2,532,311
Sales and marketing	1,335,160	383,388
Research and development	$1,227,102	$387,512

Income Taxes

The Company applies ASC 740, Income Taxes (“ASC 740”). Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their consolidated financial statements reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2021 and 2020, the Company has established a full allowance against all deferred tax assets.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position is recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the year ended December 31, 2021 and 2020, there were 680,255 and 1,138,379 options or warrants excluded, and 769,486 and 794,325 restricted stock units excluded, respectively.

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

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of consolidated financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 for emerging growth companies, with early adoption permitted. The Company has reviewed the provisions of the new standard and will apply it going forward into the new lease agreement signed November 16, 2021. See Other section of Note 3  - Commitments and Contingencies for breakdown of lease Liability for the term of the lease.

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

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us, or (iv) are not expected to have a significant impact our consolidated financial statements.

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

On August 27, 2021, a putative securities class action complaint captioned Baron v. HyreCar Inc. et al., Case No. 21-cv-06918, was filed in the United States District Court for the Central District of California against the Company; its Chief Executive Officer, Joseph Furnari; and its former Chief Financial Officer, Robert Scott Brogi. The proposed class period is May 14, 2021 to August 10, 2021, inclusive. The complaint asserts claims and seeks damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleging that the defendants made material misrepresentations or failed to disclose material facts that (1) the Company had materially understated its insurance reserves; (2) the Company had failed to pay valid insurance claims incurred prior to the class period; (3) the Company had incurred significant expense transitioning its new third-party insurance claims administrator and processing claims incurred from prior periods; (4) the Company did not appropriately price risk in its insurance products and was experiencing elevated claims incidence as a result; (5) the Company reformed its claims underwriting, policies and procedures in response to high claims severity and customer complaints; and (6) as a result, the Company’s operations and prospects were misrepresented. On December 27, 2021, the Company and the individual defendants moved to dismiss the First Amended Complaint on behalf of defendants, arguing that Lead Plaintiff failed to adequately plead that any of the Company’s public statements were materially false or misleading, or that defendants acted with scienter– meaning defendants either knew those statements were false or were deliberately reckless to their truth or falsity at the time they were made. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated. We refer to the subsequent events section for updates past fiscal year 2021.

Other

In November 2021, the Company entered into a lease in Los Angeles, California commencing January 1, 2022, with the ability to occupy the facility in January 2022. The lease term is 48 months from the commencement date. The lease required a deposit of $25,563. Per the lease agreement, the monthly rate will range from $23,394 to $25,563 a month prior to discounts and abatements that may apply. The Company also rents office furniture and incurs ancillary fees for building services and shared expenses. In accordance with ASC 842 mentioned above, the Company will record a Right to Use asset account and Lease Liability account for $997,109 as of January 1, 2022 (the present value of the lease payments) and those accounts will be amortized over the 48 month period of the lease agreement. Rent expense for the years ended December 31, 2021 and 2020 was $177,786 and $274,280, respectively. As of  December 31, 2021, future lease payments under the non-cancellable operating lease are as follows:

Year Ending December 31,	Payment (in $1,000s)
2022	$ 281
2023	289
2024	298
2025	230
Total	$ 1,098

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

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Accrued payables	$1,737,473	$747,361
Insurance premium	333,493	3,243,509
Driver deposits	336,787	168,855
Deferred rent	—	46,261
Payroll liabilities	417,493	77,303
Other accrued liabilities	52,192	76,059
Accrued liabilities	$2,877,438	$4,359,348

Notes Payable

On April 13, 2020, the Company entered into a loan with JPMorgan Chase Bank, N.A. as the lender (“Lender”) in an aggregate principal amount of $2,004,175 pursuant to the Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. On October 28, 2021, the full amount of the PPP Loan was forgiven by the Small Business Administration.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock, $0.00001 par value per share. No preferred shares are issued and outstanding as of December 31, 2021.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.00001 par value per share.

Public Offering

On February 4, 2021, the Company closed a public offering of a total of 2,530,000 shares of Company common stock. The net proceeds to the Company from the 2021 offering was approximately $27.6 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

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

In 2018, the Board of Directors adopted the HyreCar Inc. 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of equity awards in various forms, including stock options, restricted stock, stock appreciation rights and restricted stock units. Up to 3,000,000 shares of common stock may be issued pursuant to awards granted under the 2018 Plan, with the share reserve number subject to increase in future periods. No increase was made during the year ended December 31, 2021. The 2018 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

In the second quarter of 2021, the Board of Directors adopted the HyreCar Inc. 2021 Incentive Plan (the "2021 Plan"). The 2021 Plan provides for the grant of equity awards in various forms, including stock options, restricted stock, stock appreciation rights and restricted stock units. Three million shares of common stock were initially reserved for issuance under the 2021 Plan, with the share reserve number subject to increases that occur starting in 2024. The 2021 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board. As of December 31, 2021, the Company has not utilized the 2021 Plan for any equity award grants.

A summary of our stock option activity for the years ended  December 31, 2021 and 2020, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic value
Outstanding as of December 31, 2019	2,253,206	$2.60	8.19
Granted	—	—	—
Exercised	(85,939)	1.28	—
Forfeited or expired	(1,514,627)	3.38	—
Outstanding as of December 31, 2020	652,640	$0.91	6.38
Granted	—	—	—
Exercised	(148,872)	1.20	—
Forfeited or expired	—	—	—
Outstanding as of December 31, 2021	503,768	$0.83	5.33	$1,954,882
Vested and expected to vest at December 31, 2021	503,768	$0.83	5.33	$1,954,882
Exercisable as of December 31, 2021	503,768	$0.83	5.33	$1,954,882

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $4.71 of common stock on December 31, 2021.

There were no stock options granted during the year ended December 31, 2021. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $2,382,955 and $210,055 respectively. When options are exercised, the Company's policy is to issue previously unissued shares of common stock to satisfy share option exercises. The total fair value of options vested for the years ended December 31, 2021 and 2020 was $19,325 and $83,774, respectively.

The Company estimates the fair value of stock options that contain service and/or performance conditions using the Black-Scholes option pricing model. There were no options granted during  year ended December 31, 2021 and 2020.

The Company recognizes stock option forfeitures as they occur. The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s stock options.

The expected term of stock options is calculated using the simplified method which takes into consideration the contractual life and vesting terms of the options. The simplified method was used by the Company due to insufficient historical data.

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

Stock-based compensation expense for stock options for the years ended December 31, 2021 and 2020 was $11,402 and $1,742,705, respectively. Included in stock-based compensation expense for the year ended December 31, 2020 was additional expense of $1,434,132 pertaining to a modification. On April 29, 2020, the Compensation Committee of the Board of Directors approved an exchange (the “Exchange”) of grants under the 2018 Plan previously made to executive officers and directors of the Company (the “Grantees”). Pursuant to the Exchange, the Grantees agreed to the cancellation of options to purchase an aggregate of 1,487,500 shares of the Company’s common stock under the 2018 Plan in exchange for the issuance of an aggregate of 822,500 shares of fully vested restricted stock under the 2018 Plan.

The Exchange was a cancellation of stock options with a concurrent replacement award and was accounted for as a modification. As there was no future service or performance conditions associated with the replacement award, compensation cost was fully recognized during the year ended  December 31, 2020.

As of December 31, 2021, there is no remaining stock-based compensation expense as all options are fully vested.

Restricted Stock Units and Shares Issued for Services and Other

A summary of activity with our restricted stock units ("RSUs") for the year ended December 31, 2021, is as follows:

	Number of shares	Weighted average grant date fair value per share
Outstanding as of December 31, 2019	303,150	$3.58
Granted	606,500	5.94
Exercised	(284,648)	3.64
Forfeited or expired	(109,650)	3.05
Unvested as of December 31, 2020	515,352	$6.12
Granted	1,119,323	11.68
Vested	(756,846)	9.71
Forfeited	(108,343)	8.03
Unvested as of December 31, 2021	769,486	$10.46

The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2021 and 2020 was $11.68 and $5.94, respectively. The total fair market value of RSUs that vested for the years ended  December 31, 2021 and 2020 was $7,345,734 and $1,036,070, respectively.

During the year ended December 31, 2021, the Company granted 466,266 and 415,000 RSUs to employees and executives, respectively, of which a large portion vested upon issuance while the remaining generally vest over four years. Additionally, for the year ended December 31, 2021, the Company granted 206,068 RSUs to Board members, of which 50% vested on grant date and the remaining 50% vest over the next four quarters following the date of grant. The total fair market value of these shares as of grant date was $2,524,333 based on the closing price of the Company's stock as of grant date.

During the year ended December 31, 2021, the Company granted 31,989 RSUs to consultants in exchange for legal and research and development services, which vested on the grant date and had a total fair value of $381,564 based on the closing price of the Company’s stock on grant date.

Stock-based compensation related to restricted stock units for the years ended December 31, 2021 and 2020 was $8,165,539 and $1,070,936, respectively. As of December 31, 2021, unrecognized compensation expense related to the unvested restricted stock units is $7,133,264 and is expected to be recognized over approximately 2.6 years.

During the year ended December 31, 2020, the Company granted 314,535 shares of common stock in exchange for legal and consulting services and the Company recognized stock-based compensation of $255,717 based on the closing price of the Company’s common stock on the date of grant. During the year ended December 31, 2021, the Company also issued 78,431 shares of common stock as legal settlement to Nathaniel Farber, a founder of the Company pursuant to Case No. CGC-18-571257 pertaining to the buyback of the Claimant Founders’ stock at the time of the IPO. Stock-based compensation of $213,332 was recognized during the year ended  December 31, 2020, based on the closing price of the Company’s common stock on the date of issue.

Warrants

A summary of activity with our warrants for the years ended December 31, 2021 and 2020, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2019	500,739	$3.71	2.68
Granted	—	—	—
Exercised	(15,000)	—	—
Forfeited or expired	—	—	—
Outstanding as of December 31, 2020	485,739	$3.63	1.65
Granted	—	—	—
Exercised	(309,252)	—	—
Forfeited or expired	—	—	—
Outstanding as of December 31, 2021	176,487	$2.13	0.35

During the year ended December 31, 2021 a warrant holder exercised 309,252 warrants in a cashless exercises, which resulted in the issuance of 121,111 shares of common stock.

As of December 31, 2021 and 2020, all warrants granted as of such dates were vested.

NOTE 6 – RELATED PARTY TRANSACTIONS

Insurance

The president of the Company’s primary insurance broker through June 2020 is also a minority stockholder and holder of warrants. As of December 31, 2021 and 2020, the Company had outstanding balances to the insurer totaling $0 and $0, included in accounts payable or accrued liabilities, respectively. During the year ended December 31, 2021 and 2020, the Company paid the insurer approximately $0 and $2,514,743, respectively. On June 15, 2020, the Company completed moving its primary and excess automobile insurance liability programs over to an insurance provider and is no longer using the related party broker.

NOTE 7 – INCOME TAXES

For the years ended December 31, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

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

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	2021	2020
Statutory US Federal tax rate	21.0%	21.0%
Permanent differences:
State income taxes, net of Federal benefit	8.8%	7.0%
Stock compensation	-0.4%	-0.3%
Other	-0.1%	-0.1%
Temporary differences	-7.9%	-8.1%
Valuation allowance	-21.4%	-19.6%
Total	0.0%	0.0%

The components of our deferred tax assets (liabilities) for federal and state income taxes consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$15,321,000	$8,990,000
Stock-based compensation	2,193,000	1,395,000
Other	(279,000)	501,000
Valuation allowance	(17,235,000)	(10,886,000)
Net deferred tax asset	$—	$—

Management has considered the Company’s history of cumulative net losses and estimated future operating activity and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against deferred tax assets as of December 31, 2021 and 2020, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2021 by approximately $6.3 million primarily due to the generation of net operating loss carryforwards and stock based compensation.

As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards of $51.3 million and $32.1 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“ TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. As of December 31, 2021 and 2020, the Company also had similar amounts of U.S. state net operating loss carryforwards, which may be available to offset future income tax liabilities and expire at various dates through 2040.

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

The Company is subject to U.S. federal and state tax examinations by tax authorities for years 2017 through present. As of December 31, 2021 , there are no pending tax examinations.

NOTE 8 – SUBSEQUENT EVENTS

On August 27, 2021, a putative securities class action complaint captioned Baron v. Hyrecar Inc. et al., Case No. 21-cv-06918, was filed in the United States District Court for the Central District of California against the Company; its Chief Executive Officer, Joseph Furnari; and its former Chief Financial Officer, Robert Scott Brogi. This action is described in Note 3. Subsequent to December 31, 2021, Lead Plaintiff filed an opposition on January 10, 2022 and the Defendants filed a reply on January 18, 2022. On February 16, 2022, the Court granted defendants’ motion to dismiss on the basis that Lead Plaintiff failed to adequately plead any of defendants’ statements were materially false or misleading. Because the Court ruled that Plaintiff did not sufficiently plead falsity, the Court did not address the additional arguments regarding scienter at the time. The Court permitted Lead Plaintiff leave to amend its complaint. The next amended complaint, if any, must be filed no later than March 21, 2022. Should Lead Plaintiff file another amended complaint, the Company and individual defendants anticipate filing another motion to dismiss the claims. The Company believes that the allegations in this lawsuit are without merit and will continue to vigorously defend against them.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15 th day of March 2022.

HYRECAR INC.

By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer

By:	/s/ Serge De Bock
Serge De Bock
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Furnari	Chief Executive Officer and Director	March 15 , 2022
Joseph Furnari	(Principal Executive Officer)

/s/ Serge De Bock	Chief Financial Officer	March 15 , 2022
Serge De Bock	(Principal Financial and Accounting Officer)

/s/ Grace Mellis	Director	March 15 , 2022
Grace Mellis

/s/ Brooke Skinner Ricketts	Director	March 15 , 2022
Brooke Skinner Ricketts

/s/ Michael Root	Director	March 15 , 2022
Michael Root

/s/ Jayaprakash Vijayan	Director	March 15 , 2022
Jayaprakash Vijayan