Form 10-Q
period 2022-03-31
HyreCar Inc.
filed 2022-05-16
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-38561

HyreCar Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2480487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

915 Wilshire, Suite 1950 Los Angeles, CA	90017
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2022, the registrant had 21,800,913 shares of common stock, $0.00001 par value per share, issued and outstanding.

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

●

the potential benefits of and our ability to maintain, our relationships with ridesharing companies, and to establish or maintain future collaborations or strategic relationships, and from time to time to obtain additional funding;

●	our marketing capabilities and strategy;

●	our ability to maintain a cost-effective insurance program;

●	our industry being in the early stages of growth;

●	our history of operating losses, and the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our investments in new and enhanced products and offerings, and the effect of these investments on our results of operations;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our competitive position, and developments and projections relating to our competitors and our industry;

●	our ability to manage risks related to technology systems and security breaches;

●	the outcome of pending, threatened or future litigation;

●	our ability to comply with existing, modified, or new laws and regulations applying to our business;

●	those factors discussed in “Part II, Item IA. Risk Factors” in this Quarterly Report on Form 10-Q.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC") could materially and adversely affect our business, prospects, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HYRECAR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$7,977,260	$11,499,136
Restricted cash	2,994,542	3,248,271
Accounts receivable	405,893	162,586
Insurance and security deposits	140,564	95,000
Other current assets	870,959	1,061,520
Total current assets	12,389,218	16,066,513

Property and equipment, net	4,654	5,265
Intangible assets, net	574,898	372,592
Right of use assets	939,706	—
Total assets	$13,908,476	$16,444,370

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,044,065	$5,567,233
Accrued liabilities	2,252,427	2,877,438
Insurance reserve	2,105,773	2,330,190
Right of use liabilities (current)	329,625	—
Deferred revenue	50,846	52,192
Total current liabilities	11,782,736	10,827,053

Right of use liabilities	656,618	—
Total liabilities	12,439,354	10,827,053

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, 50,000,000 shares authorized, par value $0.00001, 21,761,283 and 21,609,409 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	218	216
Additional paid-in capital	76,986,139	75,806,853
Accumulated deficit	(75,517,235)	(70,189,752)
Total stockholders' equity	1,469,122	5,617,317
Total liabilities and stockholders' equity	$13,908,476	$16,444,370

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021

Net Revenue	$9,550,592	$7,448,400

Cost of revenue	6,603,621	4,716,150

Gross profit	2,946,971	2,732,250

Operating Expenses:
General and administrative	4,546,350	5,704,453
Sales and marketing	2,227,456	2,707,191
Research and development	1,503,810	1,526,718
Total operating expenses	8,277,616	9,938,362

Operating loss	(5,330,645)	(7,206,112)

Other (income) expense
Interest expense	288	1,906
Other income	(3,450)	(1,483)
Total other (income) expense	(3,162)	423

Loss before provision for income taxes	(5,327,483)	(7,206,535)

Provision for income taxes	—	—

Net loss	$(5,327,483)	$(7,206,535)

Weighted average shares outstanding - basic and diluted	21,747,675	19,234,382
Weighted average net loss per share - basic and diluted	$(0.24)	$(0.37)

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

						Subscription
					Additional	Receivable -		Total
	Preferred Stock		Common Stock		Paid-in	Related	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Party	Deficit	Equity (Deficit)
December 31, 2020	—	$—	17,741,713	$177	$39,725,445	$—	$(44,236,035)	$(4,510,413)
Stock option compensation	—	—	—	—	6,647	—	—	6,647
Restricted stock unit compensation	—	—	—	—	3,761,027	—	—	3,761,027
Warrants exercised for cash	—	—	20,232	1	64,539	—	—	64,540
Warrants exercised - cashless	—	—	61,484	—	—	—	—	—
Common stock issued for cash	—	—	2,530,000	25	29,727,475	—	—	29,727,500
Offering costs	—	—	—	—	(2,126,305)	—	—	(2,126,305)
Net loss	—	—	—	—	—	—	(7,206,535)	(7,206,535)
March 31, 2021 (unaudited)	—	$—	20,353,429	$203	$71,158,828	$—	$(51,442,570)	$19,716,461

December 31, 2021	—	$—	21,609,409	$216	$75,806,853	$—	$(70,189,752)	$5,617,317
Restricted stock unit compensation	—	—	—	—	1,179,288	—	—	1,179,288
Shares issued for vested restricted stock units	—	—	151,874	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	(5,327,483)	(5,327,483)
March 31, 2022 (unaudited)	—	$—	21,761,283	$218	$76,986,139	$—	$(75,517,235)	$1,469,122

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,327,483)	$(7,206,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,767	19,270
Stock-based compensation	1,179,288	3,767,674
Changes in operating assets and liabilities:
Accounts receivable	(243,307)	(23,461)
Insurance and Security deposits	(45,564)	(1,000,000)
Other current assets	190,561	(235,287)
Right of use assets	(939,706)	—
Accounts payable	1,476,832	1,808,861
Accrued liabilities	(625,011)	(3,532,625)
Insurance reserve	(224,417)	(365,905)
Right of use liabilities (current)	329,625	—
Deferred revenue	(1,346)	(16,003)
Right of use liabilities	656,618	—
Net cash used in operating activities	(3,567,143)	(6,784,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(208,462)	—
Net cash used in investing activities	(208,462)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	29,727,500
Offering costs associated with public offering	—	(1,680,284)
Proceeds from exercise of warrants	—	64,540
Net cash provided by financing activities	—	28,111,756

Increase (decrease) in cash, cash equivalents and restricted cash	(3,775,605)	21,327,745
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash - beginning of period	14,747,407	4,923,515
Cash, cash equivalents and restricted cash - end of period	$10,971,802	$26,251,260

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$7,977,260	$25,499,635
Restricted cash	2,994,542	751,625
Total cash, and cash equivalents and restricted cash to the consolidated balance sheets	$10,971,802	$26,251,260

Supplemental disclosures of cash flow information:
Cash paid for:
Interest expense	$—	$—
Income taxes	$800	$—
Non-cash investing and financing activities:
Offering costs within accounts payable	$—	$446,021
Reclass of prior year offering costs	$—	$33,164
Right of use asset and liability	$997,109	$—

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

Strategic Partnership, Automobile Liability Insurance Program, Uber Agreement and At-The-Market Offering

On January 28, 2021, the Company announced a new and expanded strategic partnership with AmeriDrive Holdings (“AmeriDrive”) intended to create a national network of vehicle supply and fleet maintenance operations. In connection therewith, the Company entered into a Collateral Pledge Agreement (“Agreement”) with Cogent Bank assigning all right, title and interest in a Company deposit account of $750,000 plus 5% fees to secure a revolving line of credit made by the bank to AmeriDrive. The restricted deposit account was gradually expanded to a $1,500,000 pledge during the quarter ended September 30, 2021 resulting from a greater revolving line of credit for AmeriDrive under the same terms. Further on November 4, 2021, the Company expanded its partnership with Cogent and AmeriDrive in an effort to help drive additional car supply to the Company’s platform. As part of the agreement, the Company agreed to increase the collateral held by Cogent bank by $1,500,000 (now $3,000,000 in total) in exchange for a credit line increase to expand AmeriDrive's vehicle fleet contributed exclusively to the Company platform.

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

The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2021 and notes thereto that are included in the Company's Annual Report on Form 10-K.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's Plans

We have incurred operating losses since inception and historically relied on equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, current cash reserves and through equity/debt financial instruments including the available ATM Agreement. The estimated cash flows combined with opportunities to access capital lead us to believe the Company will have sufficient resources to operate its business.

Based on the tight current car supply environment reflected by used car prices up 14% YoY as of  April 2022 and up about 60% higher than April 2019, according to Barron's, our main concern remains the supply of vehicles to the platform to satisfy latent driver demand and our strategic direction reflects that need. In addition to pursuing traditional organic car listings, we have been exploring partnerships and investments to continue expanding exclusive commercial car supply to the platform from strategic partners, such as our agreement with AmeriDrive and Cogent Bank. Management is focused on driving scale through those partnerships to accelerate cash flow break even for HyreCar. Most recently however, based on Cox Automotive's Manheim used car price index, early 2022 trends seem to indicate some relief with used vehicle prices gradually decreasing by ~7% from January to April 2022.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

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

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of March 31, 2022 and  December 31, 2021, the Company has a reserve allowance of $50,833 and $50,079, respectively.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance Reserve and Insurance Deposits

The Company records a loss reserve for physical damage and other liability coverage caused to owner vehicles up to the Company's insurance deductibles or relevant limits. This reserve represents an estimate for both reported accidents, claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims for physical damage is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s insurance policy which dictates what amounts of a claim will be paid by the Company. Effective March 1, 2021, the Company entered into a two-year claim adjusting agreement with Sedgwick which included an escrow account requirement of $1,750,000 to be held by Sedgwick for claim payments. This escrow account is replenished by the Company on a quarterly basis or more frequently dependent on the actual claims paid during that quarter. Separate from the escrow account, as of March 31, 2022 and December 31, 2021, $2,105,773 and $2,330,190, respectively, were included in the accompanying consolidated balance sheets, related to the estimated loss reserve, where the expense is included in costs of revenue.

Effective May 15, 2021, the Company entered into a new policy term for its automobile liability insurance program. As part of this program the Company has paid deposit premiums of $1,500,000 and $250,000 for the primary and excess, respectively which will be available to offset premiums due during the final quarter or offset past due premiums during the policy period. In addition, effective June 15, 2021, a separate primary automobile liability policy was placed related only to California operations, which required a $300,000 deposit premium that will be used to pay for and offset premiums due during the policy period.

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

The Company has analyzed, reviewed and made adjustments to the claims settlement process and related processing guidelines during the quarters ended  September 30, 2021 and December 31, 2021 which reduced insurance claims costs going forward. We will continue to monitor the claims process and claims portfolio to make future adjustments, to our processes that will further improve our claims adjusting performance.

Revenue Recognition

The Company generates the majority of its revenue from its car sharing marketplace platform that connects vehicle owners and drivers and the related insurance issued for each rental. Vehicle owners and drivers agree to terms of service with the Company in order to use the HyreCar platform and enter into a rental contract that governs each rental. In entering into a rental agreement, the driver is charged in a single transaction: the base rental fee as agreed upon between the driver and vehicle owner, a 10%-20% HyreCar fee on the base rental fee, and a daily insurance charge (“Insurance and administrative fees”), all based on the number of days the vehicle is to be rented within the contract. HyreCar retains 15%-30% of the base rental fee by offering physical damage protection plans and remits the remaining portion to the vehicle owner. The 10%-20% fee collected from the driver and 15-30% retained from the owner are considered “Transaction Fees” and recorded on a net basis as described below. The Company recognizes revenue daily during the rental periods as the Company is required to maintain insurance underlying the transaction and as a customary business practice, a driver can return a vehicle early for a refund of the unused rental period. Drivers currently do not have an option to decline insurance at any point during the transaction.

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

The following is a breakout of revenue components by subcategory for the three months ended March 31, 2022 and 2021.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Insurance and administration fees	$5,145,271	$3,748,199
Transaction fees	4,044,139	3,416,721
Other fees	472,276	331,327
Incentives and rebates	(111,094)	(47,847)
Net revenue	$9,550,592	$7,448,400

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

Advertising

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing expenses were $710,562 and $582,244 for the three months ended March 31, 2022 and 2021, respectively.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation is included in the consolidated statements of operations as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
General and administrative	$645,906	$2,405,436
Sales and marketing	400,194	664,463
Research and development	133,188	697,775
	$1,179,288	$3,767,674

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the three months ended March 31, 2022 and 2021, there were 680,255 and 251,846 options and warrants excluded, and 780,602 and 789,289 restricted stock units excluded, respectively.

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

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of consolidated financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors' accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 for emerging growth companies, with early adoption permitted. The Company has reviewed and adopted the provisions of the new standard starting January 1, 2022. The standard will require all lease to be reported on a company's balance sheets as assets and liabilities. See Other section of Note 3 - Commitments and Contingencies for breakdown of lease Liability for the term of the lease.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Settlement and Legal

On August 27, 2021, a putative securities class action complaint captioned Baron v. Hyrecar Inc. et al., Case No. 21-cv-06918, was filed in the United States District Court for the Central District of California against the Company; its Chief Executive Officer, Joseph Furnari; and its former Chief Financial Officer, Robert Scott Brogi. This action asserts claims and seeks damages for alleged violations of sections 10(b) and 20(a) of securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The alleged class period is May 14, 2021 to August 10, 2021, inclusive. Pursuant to the Private Securities Litigation Reform Act, on November 19, 2021, the Court appointed Turton Inc. to serve as Lead Plaintiff. Lead Plaintiff then filed an amended complaint (the “First Amended Complaint”). The First Amended Complaint alleged that defendants made material misrepresentations or failed to disclose material facts that, among other things, the Company had materially understated its expenses and insurance reserves in coordination with a third-party adjuster which Lead Plaintiff alleged was conflicted. On December 27, 2021, the Company and the individual defendants moved to dismiss the First Amended Complaint, arguing that Lead Plaintiff failed to adequately plead that any of the Company’s public statements were materially false or misleading, or that defendants acted with scienter– meaning defendants either knew those statements were false or were deliberately reckless to their truth or falsity at the time they were made. On February 16, 2022, the Court (Hon. Percy Anderson) granted defendants’ motion to dismiss on the basis that Lead Plaintiff failed to adequately plead any of defendants’ statements were materially false or misleading. Because the Court ruled that Lead Plaintiff did not sufficiently plead falsity, the Court did not address the additional arguments regarding scienter at the time. The Court permitted Lead Plaintiff leave to amend its complaint. Plaintiff filed its Second Amended Complaint on March 21, 2022. The Second Amended Complaint asserts the same violations of the Exchange Act and Rule 10b-5, again alleging, among other things, HyreCar made materially false or misleading statements related to its first quarter 2021 reserves, and by extension misstated expenses and revenues. On April 4, 2022, the Company and individual defendants moved to dismiss the Second Amended Complaint on the basis that Plaintiff failed to plead sufficient facts that would cure the deficiencies identified in the Court’s order on the first motion to dismiss—i.e., that Plaintiff again failed to plead that any statements were materially false or misleading when made—and Plaintiff failed to plead that defendants acted with scienter. On April 21, 2022, the case was transferred to a new judge, and on April 27, 2022, the Court issued a Reassignment Order that, among other things, vacated all hearing dates. The Company will re-notice the hearing for its motion to dismiss the Second Amended Complaint and expects it will be heard on August 25, 2022. The Company believes that the allegations in this lawsuit are without merit and will continue to vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.

Other

In November 2021, the Company entered into a lease in Los Angeles, California commencing January 1, 2022, with the ability to occupy the facility in January 2022. The lease term is 48 months from the commencement date. The lease required a deposit of $25,563. Per the lease agreement, the monthly rate will range from $23,394 to $25,563 a month prior to discounts and abatements that may apply. The Company also rents office furniture and incurs ancillary fees for building services and shared expenses. In accordance with ASC 842 mentioned above, the Company will record a Right to Use asset account and Lease Liability account for $997,109 as of January 1, 2022 (the present value of the lease payments) and those accounts will be amortized over the 48 month period of the lease agreement. Rent expense for the three months ended March 31, 2022 and 2021 was $53,219 and $69,931, respectively.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities as of  March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
	2022	2021
Accrued payables	$1,129,393	$1,737,473
Insurance premiums	401,360	333,493
Driver deposit	369,326	336,787
Payroll tax liabilities	301,502	417,493
Other accrued liabilities	50,846	52,192
Accrued liabilities	$2,252,427	$2,877,438

As of March 31, 2022, the accrued payables amounted to $ 1,129,393, which consists of incurred but not invoiced business expenditures including legal fees, professional services and other operational expenditures. As of March 31, 2022, the payroll tax liabilities amounted to $301,502, which consists of the employer and employees share of the payroll tax liabilities related to stock options exercised and vested restricted stock units.

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

In 2021, the Board of Directors adopted the HyreCar Inc. 2021 Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of equity awards to acquire shares of common stock. Three million shares of common stock were initially reserved for issuance under the 2021 Plan, with the share reserve number subject to increases that occur starting in 2024. The 2021 Plan is administered by the Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board. As of March 31, 2022, the Company has not utilized the 2021 Plan for any equity award grants.

No stock options were granted during the three months ended March 31, 2022 and 2021. Stock-based compensation expense for the vesting of stock options for the three months ended March 31, 2022 and 2021 was immaterial. As of March 31, 2022, there is no remaining stock-based compensation expense as all options are fully vested.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units and Shares Issued for Services

A summary of activity with our restricted stock units (“RSUs”) for the three months ended March 31, 2022 is as follows:

	Number of shares	Weighted average grant date fair value per share
Unvested as of December 31, 2021	769,486	$10.46
Granted	221,500	3.30
Vested	(159,134)	9.33
Forfeited	(51,250)	7.90
Unvested as of March 31, 2022	780,602	$8.79

During the  three months ended March 31, 2022, the Company granted 221,500 RSUs to employees, which will vest over four years.

Stock-based compensation related to restricted stock units for the three months ended March 31, 2022 and 2021 was $1,135,088 and $3,761,027, respectively. As of March 31, 2022, unrecognized compensation expense related to the unvested restricted stock units is $6,317,637 and is expected to be recognized over approximately 2.9 years.

During the three months ended March 31, 2022, the Company granted 13,000 shares of common stock as part of an employee severance agreement. The Company recognized stock-based compensation of $44,200 based on the closing price of the Company’s common stock on the date of grant.

NOTE 6 – RELATED PARTY TRANSACTIONS

Insurance

The president of the Company’s former primary insurance broker through June 2020 is also a minority Company stockholder and holder of warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding balances to the broker included in accounts payable or accrued liabilities, respectively. During the three months ended March 31, 2022 and 2021, the Company paid the broker approximately $0 and $0, respectively. On June 15, 2020, the Company completed moving its primary and excess automobile insurance liability programs over to a new insurance broker and is no longer using the related party broker.

NOTE 7 – SUBSEQUENT EVENTS

No material subsequent events have been identified as of the date of this filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2021 included in our most recent Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss certain factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Note About Forward-Looking Statements.”

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

Business and Trends

We generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a ride-sharing service driver (each, a “Driver”) renting a car from a participating car owner (each, an “Owner”). Drivers pay a daily rental rate set by the Owner, plus a 10%-20% HyreCar Driver fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15%-30% HyreCar Owner fee. For example, as of March 31, 2022, the average daily rental rate of a HyreCar vehicle nationally is approximately $38 (“Daily Rental Rate”), plus a 10%-20% HyreCar Driver fee ($6) and daily direct insurance fee of $15 on average, totaling $59 in total daily gross billings paid by the Driver via a payment card transaction. On average approximately 77% of the daily rental is transferred to the Owner via our merchant processing partner. HyreCar earns revenue from the revenue share fees and insurance totaling approximately $30 per day. Accordingly, the GAAP reportable revenue recognized by HyreCar is $30 in this example transaction as detailed in the following table:

Daily Gross Revenue Example		Daily Net (GAAP) Revenue Example

National Average Daily Rental Rate	$38	HyreCar Owner Fee (~23% Average)	$9

Driver Fee	$6	HyreCar Driver Fee (~15% Average)	$6

Daily Insurance Fee	$15	Insurance Fee (100% of fee)	$15

Daily Gross Billing Paid by Driver	$59	Daily Average Net Revenue	$30

During the quarter ended March 31, 2022, the Company monitored the market's competitive prices to maintain good performance levels. The dynamic pricing of the daily gross and net rental rates were adjusted depending on the variations in demand and competition. The daily average gross rental rate for the three months ended March 31, 2022 was $59, an increase of $6 or 12% from the $53 daily average gross rental rate recognized during the three months ended March 31, 2021.

Gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenue. Gross billings may also be used to calculate net revenue margin, defined as the company's GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar's net revenue margin is equal to approximately 51% ($9,550,592 HyreCar's GAAP revenue over $18,835,166 Total Gross Billings) for the three months ended March 31, 2022. A breakout of revenue components is provided in the section of this Quarterly Report on Form 10-Q titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the consolidated financial statements.

Non-GAAP Financial Measures

Gross Billings

We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. Management believes gross billings provides useful information to investors and others in understanding our ability to generate revenue since our ability to generate gross billings is correlated to our ability to generate revenue. In addition, management uses gross billings to assess our business growth and ability to scale operations. Gross billings may also be used to calculate net revenue margin, defined as the Company's GAAP reportable revenue over gross billings. The presentation of the non-GAAP financial measures is not intended to be considered in isolation, or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance and the operating leverage in our business, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance.We believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Because Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes. We expect Adjusted EBITDA will increase over the long term as we continue to scale our business and achieve greater efficiencies in our operating expenses.

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

We compensate for these limitations by providing a reconciliation of Adjusted EBITDA to the related GAAP financial measures, net loss. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with their respective related GAAP financial measures.

Reconciliation of Non-GAAP Financial Measures

The following table provides a reconciliation of our GAAP reported revenue to gross billings for the three months ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Revenue (U.S. GAAP reported revenue)	$9,550,592	$7,448,400
Add: Refunds, rebates and deferred revenue	708,987	529,324
Add: Owner payments (not recorded in financial statements)	8,575,587	8,081,050
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$18,835,166	$16,058,774

The following table provides a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Net loss	$(5,327,483)	$(7,206,535)
Adjusted to exclude the following:
Other expense (income), net	(3,162)	423
Provision for income taxes	—	—
Depreciation and amortization	6,767	19,270
Stock-based compensation expense	1,179,288	3,767,674
Adjusted EBITDA	$(4,144,590)	$(3,419,168)

Our operating results are subject to variability due to seasonality, macroeconomic conditions such as the effects of the COVID-19 pandemic and other factors. Car rental volumes tend to be associated with travel and driving holidays, where there is an influx of Uber and Lyft demand. Thus far in 2022, we have continued to operate in an uncertain and uneven economic environment marked by heightened economic and geopolitical risks due to the COVID-19 pandemic.

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

Significant changes in our results of operations for the three months ended March 31, 2022 include:

●

Net rental days totaled approximately 314,000 rental days for the three months ended March 31, 2022, an increase of approximately 14,000 rental days or 4.7% over the 300,000 rental days recognized during the three months ended March 31, 2021, as the Company continued to expand its presence in key markets including Georgia, California, New York, Pennsylvania, Texas and Maryland, despite tight vehicle market supply conditions.

●

Revenue totaled $9.6 million for the three months ended March 31, 2022, an increase of $2.2 million or 28.2% from $7.4 million recognized during the three months ended March 31, 2021 primarily as a result of price enhancements in addition to the 4.7% increase in rental days. The daily average net rental rate for the three months ended March 31, 2022 was $30, an increase of approximately $6 or 24% from the $24 daily average net rental rate recognized during the three months ended March 31, 2021. Price enhancements were derived leveraging our dynamic pricing model and higher rental rates due to the tight car market supply.

●

Cost of revenue totaled $6.6 million for the three months ended March 31, 2022, an increase of $1.9 million or 40.0% from $4.7 million recognized during the three months ended March 31, 2021. The increase was primarily attributed to a increase in claims and insurance premium costs as well as from increased rental days during the period.

●

Gross profit totaled $2.9 million for the three months ended March 31, 2022, an increase of $0.2 million or 7% over the $2.7 million recognized during the three months ended March 31, 2021. The increase in gross profit was primarily attributed to favorable pricing and higher rental days partially offset by higher insurance and claims-related costs described above.

●

Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses, totaled $8.3 million for the three months ended March 31, 2022, a decrease of $1.7 million or 17% over $9.9 million recognized during the three months ended March 31, 2021. These savings were derived through a focus on reducing non-growth related expense, automating sales efforts and processes, lower stock-based compensation, as well as targeted headcount/payroll reductions.

●

Net loss totaled $(5.3) million for the three months ended March 31, 2022, an decrease of $1.9 million or approximately 26% over the $(7.2) million net loss recognized during the three months ended March 31, 2021. The decrease in net loss was primarily driven by the operating expense savings described above.

●

Adjusted EBITDA (which is a non-GAAP financial measure as described above) totaled $(4.1) million for the three months ended March 31, 2022, an increase of $(0.7) million or 21% from $(3.4) million recognized for the prior year quarter ended March 31, 2021.

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

With approximately 314,000 quarterly rental days in the first quarter of 2022, our annualized rental day run rate is close to 1.3M per year. Our business model and platform allow us to potentially leverage new opportunities and create a larger market with ridesharing, food and package delivery services. Two thirds of the Drivers on our platform are now predominantly delivery oriented and the opportunity is accelerating in the local delivery as a service environment. We continue to expect revenue growth during the remainder of 2022 and beyond as we continue to focus on increasing our car supply to meet the driver demand and other promotional efforts related to our car sharing marketplace platform.

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

Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, current cash reserves and through equity/debt financial instruments including the available ATM Agreement. The estimated cash flows combined with opportunities to access capital lead us to believe the Company will have sufficient resources to operate its business. The current top 10 U.S. state markets in our geographic footprint, and our volumes of quarterly rental days and net revenue from the quarters ended March 31, 2020 through March 31, 2022, is detailed below.

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

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Revenue and Gross Profit. Revenue totaled $9.6 million for the three months ended March 31, 2022, an increase of $2.2 million or 28.2% over the $7.4 million of revenue recognized during the three months ended March 31, 2021. Rental days totaled approximately 314,000, an increase of 14,000 rental days or 4.7% compared to the prior year period. The daily average net rental rate for the three months ended March 31, 2022 was $30, an increase of $6 or 24% from $24 daily average net rental rate recognized during the three months ended March 31, 2021. Gross profit totaled $2.9 million for three months ended March 31, 2022, a modest increase of $0.2 million or 7% over the $2.7 million gross profit recognized during the three months ended March 31, 2021. The increase in gross profit was primarily attributed to favorable pricing and higher rental days partially offset by higher insurance and claims-related costs. Gross profit margin was seasonally slightly lower at 31% for the three months ended March 31, 2022 compared to 34% in Q4 of 2021 up from a normalized 24% in Q2 of 2021. This decrease was attributed to due to more frequent losses during winter months.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $8.3 million for the three months ended March 31, 2022, an decrease of $1.7 million or 17% over $9.9 million in such expenses recognized during the three months ended March 31, 2021. General and administrative expenses totaled $4.5 million for the three months ended March 31, 2022, an decrease of $1.2 million or 20% over $5.7 million recognized during the three months ended March 31, 2021, achieved through a focused reduction of non-growth related expenses and decreased stock-based compensation. Sales and marketing expenses totaled $2.2 million for the three months ended March 31, 2022, an decrease of $0.5 million or 18% over $2.7 million of sales and marketing expenses recognized during the three months ended March 31, 2021, thanks to efficiency gains in both sales headcount as well as more targeted marketing spend. Research and development expenses totaled $1.5 million for the three months ended March 31, 2022, compared to $1.5 million of research and development expenses recognized during the three months ended March 31, 2021, a stable result highlighting: increased efficiency in automation of recurring spend and decrease in stock-based compensation, offset with re-invested spend into platform optimization, new features and scaling.

Loss from Operations. Loss from operations totaled $(5.3) million for the three months ended March 31, 2022, an decrease of $1.9 million or 26% over a $(7.2) million loss from operations for the three months ended March 31, 2021. The decrease in loss from operations was primarily driven by the operating expense savings described above.

Other (Income) Expense. Other (Income) Expense totaled ($3,162) for the three months ended March 31, 2022, an increase of $3,585 in income or 848% compared to $423 of net expense for the three months ended March 31, 2021.

Net Loss. Net loss totaled $(5.3) million for the three months ended March 31, 2022, an decrease of $1.9 million or 26% over a $(7.2) million net loss recognized during the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents of 7,977,260 compared to 11,499,136 as of December 31, 2021. Cash and cash equivalents include money market deposit accounts denominated in U.S. dollars. We also had additional Restricted Cash balances of $2,994,542 as March 31, 2022 which relates to amounts held in a restricted bank account at Cogent Bank as collateral for the amount pledged by the Company to secure a revolving line of credit made by Cogent Bank to AmeriDrive, as well as escrow accounts held for our insurance claims processing partner to pay out claims. Cash, cash equivalents and restricted cash altogether totaled $ 10,971,802 as of March 31, 2022.

On November 9, 2021, the Company entered into an Equity Offering Sales Agreement (the “ATM Agreement”), with D.A. Davidson & Co. and Northland Securities, Inc. (collectively, the “Agents"), pursuant to which the Agents act as the Company’s sales agent with respect to the offer and sale from time to time of common stock having an aggregate gross sales price of up to $50 million in “at-the market-offerings.” We did not effect any sales of shares under the ATM program in 2021 nor by the date of this report in 2022, however, can utilize the program if the need arises.

We believe our existing cash and cash equivalent assets, together with proceeds from revenue generating activities and access to liquidity through our ATM program and other equity/debt offerings will be sufficient to meet our working capital and capital expenditures needs over the next 12 months more fully described in “Management's Plan” above.

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

Cash Flows

Net cash used in operating activities was $3,567,143 for the three months ended March 31, 2022. This consisted primarily of a net loss of $ (5,327,483) offset by non-cash stock-based compensation expense of $1,179,288 largely driven by the recognition of costs related to restricted stock unit grants. Additionally, there were material increases in accounts payable of $1,476,832, partially offset by decreased accrued liabilities of $625,011 for the three months ended March 31, 2022.

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

Net cash used in investing activities was $208,462 for the three months ended March 31, 2022. This reflects the investment in software capitalized as intangible asset during the quarter.

Net cash used in investing activities was $0 for the three months ended March 31, 2021.

Net cash provided by financing activities was $0 for the three months ended March 31, 2022.

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

For the three months ended March 31, 2022 and 2021, there were no dividends paid and we have no plans to commence the payment of dividends. We have no current plans to raise capital through the sale of shares of our common stock, but we continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded.

There is no significant external borrowing as of March 31, 2022. Neither the Company nor any of the subsidiaries are subject to externally imposed capital requirement.

Critical Accounting Policies, Judgments, and Estimates

Our consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. There have been no material changes to our critical accounting policies and estimates as of March 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 27, 2021, a putative securities class action complaint captioned Baron v. Hyrecar Inc. et al., Case No. 21-cv-06918, was filed in the United States District Court for the Central District of California against the Company; its Chief Executive Officer, Joseph Furnari; and its former Chief Financial Officer, Robert Scott Brogi. This action asserts claims and seeks damages for alleged violations of sections 10(b) and 20(a) of securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The alleged class period is May 14, 2021 to August 10, 2021, inclusive. Pursuant to the Private Securities Litigation Reform Act, on November 19, 2021, the Court appointed Turton Inc. to serve as Lead Plaintiff. Lead Plaintiff then filed an amended complaint (the “First Amended Complaint”). The First Amended Complaint alleged that defendants made material misrepresentations or failed to disclose material facts that, among other things, the Company had materially understated its expenses and insurance reserves in coordination with a third-party adjuster which Lead Plaintiff alleged was conflicted. On December 27, 2021, the Company and the individual defendants moved to dismiss the First Amended Complaint, arguing that Lead Plaintiff failed to adequately plead that any of the Company’s public statements were materially false or misleading, or that defendants acted with scienter– meaning defendants either knew those statements were false or were deliberately reckless to their truth or falsity at the time they were made. On February 16, 2022, the Court (Hon. Percy Anderson) granted defendants’ motion to dismiss on the basis that Lead Plaintiff failed to adequately plead any of defendants’ statements were materially false or misleading. Because the Court ruled that Lead Plaintiff did not sufficiently plead falsity, the Court did not address the additional arguments regarding scienter at the time. The Court permitted Lead Plaintiff leave to amend its complaint. Plaintiff filed its Second Amended Complaint on March 21, 2022. The Second Amended Complaint asserts the same violations of the Exchange Act and Rule 10b-5, again alleging, among other things, HyreCar made materially false or misleading statements related to its first quarter 2021 reserves, and by extension misstated expenses and revenues. On April 4, 2022, the Company and individual defendants moved to dismiss the Second Amended Complaint on the basis that Plaintiff failed to plead sufficient facts that would cure the deficiencies identified in the Court’s order on the first motion to dismiss—i.e., that Plaintiff again failed to plead that any statements were materially false or misleading when made—and Plaintiff failed to plead that defendants acted with scienter. On April 21, 2022, the case was transferred to a new judge, and on April 27, 2022, the Court issued a Reassignment Order that, among other things, vacated all hearing dates. The Company will re-notice the hearing for its motion to dismiss the Second Amended Complaint and expects it will be heard on August 25, 2022. The Company believes that the allegations in this lawsuit are without merit and will continue to vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.

Item 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2021, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

HyreCar Inc.

Date: May 16, 2022	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

HyreCar Inc.

Date: May 16, 2022	By:	/s/ Serge De Bock
Serge De Bock
Chief Financial Officer (Principal Financial and Accounting Officer)