Form 10-Q
period 2022-06-30
HyreCar Inc.
filed 2022-08-15
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, the registrant had 21,973,648 shares of common stock, $0.00001 par value per share, issued and outstanding.

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

●	our marketing capabilities and strategy;

●	our ability to maintain a cost-effective insurance program;

●	our industry being in the early stages of growth;

●	our history of operating losses, and the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our investments in new and enhanced products and offerings, and the effect of these investments on our results of operations;

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	our competitive position, and developments and projections relating to our competitors and our industry;

●	our ability to manage risks related to technology systems and security breaches;

●	the outcome of pending, threatened or future litigation;

●	our ability to comply with existing, modified, or new laws and regulations applying to our business;

●	those factors discussed in “Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K, and elsewhere in this Quarterly Report on Form 10-Q. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in our Annual Report on Form 10-K for the year ended December 31, 2021 or this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC") could materially and adversely affect our business, prospects, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HYRECAR INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$3,573,595	$11,499,136
Restricted cash	3,111,107	3,248,271
Accounts receivable	418,771	162,586
Insurance and security deposits	47,897	95,000
Other current assets	532,014	1,061,520
Total current assets	7,683,384	16,066,513

Property and equipment, net	4,044	5,265
Intangible assets, net	546,152	372,592
Right of use assets	864,413	—
Total assets	$9,097,993	$16,444,370

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,350,234	$5,567,233
Accrued liabilities	3,536,145	2,877,438
Insurance reserve	2,270,553	2,330,190
Right of use liabilities (current)	245,736	—
Deferred revenue	52,305	52,192
Total current liabilities	10,454,973	10,827,053

Right of use liabilities	635,305	—
Total liabilities	11,090,278	10,827,053

Commitments and contingencies (Note 3)	—	—

Stockholders' equity (deficit):
Preferred stock, 15,000,000 shares authorized, par value $0.00001, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, 50,000,000 shares authorized, par value $0.00001, 21,843,648 and 21,609,409 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	218	216
Additional paid-in capital	77,903,739	75,806,853
Accumulated deficit	(79,896,242)	(70,189,752)
Total stockholders' equity (deficit)	(1,992,285)	5,617,317
Total liabilities and stockholders' equity (deficit)	$9,097,993	$16,444,370

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Net Revenue	$10,508,180	$9,057,866	$20,058,772	$16,506,266

Cost of revenue	6,795,721	8,253,164	13,399,342	12,969,314

Gross profit	3,712,459	804,702	6,659,430	3,536,952

Operating Expenses:
General and administrative	4,885,825	6,090,899	9,432,175	11,795,352
Sales and marketing	1,843,751	2,875,084	4,071,207	5,582,275
Research and development	1,367,761	1,173,248	2,871,571	2,699,966
Total operating expenses	8,097,337	10,139,231	16,374,953	20,077,593

Operating loss	(4,384,878)	(9,334,529)	(9,715,523)	(16,540,641)

Other (income) expense
Interest expense	—	3,893	288	5,799
Other income	(6,671)	(4,062)	(10,121)	(5,545)
Total other (income) expense	(6,671)	(169)	(9,833)	254

Loss before provision for income taxes	(4,378,207)	(9,334,360)	(9,705,690)	(16,540,895)

Provision for income taxes	800	800	800	800

Net loss	$(4,379,007)	$(9,335,160)	$(9,706,490)	$(16,541,695)

Weighted average shares outstanding - basic and diluted	21,792,707	20,521,674	21,770,156	19,881,584
Weighted average net loss per share - basic and diluted	$(0.20)	$(0.45)	$(0.45)	$(0.83)

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
March 31, 2021	20,353,429	$203	$71,158,828	$(51,442,570)	$19,716,461
Stock option compensation	—	—	4,123	—	4,123
Restricted stock unit compensation	—	—	1,939,766	—	1,939,766
Stock options exercised	120,372	1	114,895	—	114,896
Shares issued for vested restricted stock units	435,845	4	(4)	—	—
Warrants exercised - cashless	39,395	1	(1)	—	—
Shares issued for services	12,278	—	249,980	—	249,980
Net loss	—	—	—	(9,335,160)	(9,335,160)
June 30, 2021 (unaudited)	20,961,319	$209	$73,467,587	$(60,777,730)	$12,690,066

March 31, 2022	21,761,283	$218	$76,986,139	$(75,517,235)	$1,469,122
Shares issued for vested restricted stock units	82,365	—	917,600	—	917,600
Net loss	—	—	—	(4,379,007)	(4,379,007)
June 30, 2022 (unaudited)	21,843,648	$218	$77,903,739	$(79,896,242)	$(1,992,285)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2020	17,741,713	$177	$39,725,445	$(44,236,035)	$(4,510,413)
Stock option compensation	—	—	10,770	—	10,770
Restricted stock unit compensation	—	—	5,700,793	—	5,700,793
Stock options exercised	120,372	1	114,895	—	114,896
Shares issued for vested restricted stock units	435,845	4	(4)	—	—
Warrants exercised for cash	20,232	1	64,539	—	64,540
Warrants exercised - cashless	100,879	1	(1)	—	—
Common stock issued for cash	2,530,000	25	29,727,475	—	29,727,500
Offering costs	—	—	(2,126,305)	—	(2,126,305)
Shares issued for services	12,278	—	249,980	—	249,980
Net loss	—	—	—	(16,541,695)	(16,541,695)
June 30, 2021 (unaudited)	20,961,319	$209	$73,467,587	$(60,777,730)	$12,690,066

December 31, 2021	21,609,409	$216	$75,806,853	$(70,189,752)	$5,617,317
Restricted stock unit compensation	—	—	2,096,888	—	2,096,888
Shares issued for vested restricted stock units	234,239	2	(2)	—	—
Net loss	—	—	—	(9,706,490)	(9,706,490)
June 30, 2022 (unaudited)	21,843,648	$218	$77,903,739	$(79,896,242)	$(1,992,285)

See accompanying notes to the unaudited consolidated financial statements

HYRECAR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,706,490)	$(16,541,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,123	38,539
Stock-based compensation	2,121,888	5,961,543
Provision for losses on accounts receivable	—	50,079
Changes in operating assets and liabilities:
Accounts receivable	(256,185)	(42,328)
Insurance and Security deposits	47,103	654,454
Other current assets	529,506	103,557
Accounts payable	(1,216,999)	838,775
Accrued liabilities	633,707	1,267,927
Insurance reserve	(59,637)	(122,557)
Deferred revenue	113	(12,991)
Right of use assets and liabilities, net	16,628	—
Net cash used in operating activities	(7,854,243)	(7,804,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(208,462)	—
Net cash used in investing activities	(208,462)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	29,727,500
Offering costs associated with public offering	—	(2,126,305)
Proceeds from exercise of stock options	—	114,896
Proceeds from exercise of warrants	—	64,540
Net cash provided by financing activities	—	27,780,631

Increase (decrease) in cash, cash equivalents and restricted cash	(8,062,705)	19,975,934
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash - beginning of period	14,747,407	4,923,515
Cash, cash equivalents and restricted cash - end of period	$6,684,702	$24,899,449

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$3,573,595	$24,021,863
Restricted cash	3,111,107	877,586
Total cash, and cash equivalents and restricted cash to the consolidated balance sheets	$6,684,702	$24,899,449

Supplemental disclosures of cash flow information:
Cash paid for:
Interest expense	$—	$—
Income taxes	$800	$800
Non-cash investing and financing activities:
Right of use asset and liability	$997,109	$—

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

Strategic Partnership, Automobile Liability Insurance Program, Uber Agreement and At-The-Market Offering

On January 28, 2021, the Company announced a new and expanded strategic partnership with AmeriDrive Holdings (“AmeriDrive”) intended to create a national network of vehicle supply and fleet maintenance operations. In connection therewith, the Company entered into a Collateral Pledge Agreement (“Agreement”) with Cogent Bank assigning all right, title and interest in a Company deposit account of $750,000 plus 5% fees to secure a revolving line of credit made by the bank to AmeriDrive. The restricted deposit account was gradually expanded to a $1,500,000 pledge during the quarter ended September 30, 2021 resulting from a greater revolving line of credit for AmeriDrive under the same terms. Further on November 4, 2021, the Company expanded its partnership with Cogent and AmeriDrive in an effort to help drive additional car supply to the Company’s platform. As part of the agreement, the Company agreed to increase the collateral held by Cogent bank by $1,500,000 (now $3,000,000 in total) in exchange for a credit line increase to expand AmeriDrive's vehicle fleet contributed exclusively to the Company platform. Ameridrive also leveraged the credit line in the last two quarters for hiring additional key talent/staff and opening locations in preparation for accelerated growth.

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

On November 9, 2021, the Company entered into an Equity Offering Sales Agreement (the “ATM Agreement”), with D.A. Davidson & Co. and Northland Securities, Inc. (collectively, the “Agents"), pursuant to which each Agent acts as the Company’s sales agents with respect to the offer and sale from time to time of common stock having an aggregate gross sales price of up to $50.0 million in “at-the market-offerings”, as defined in Rule 415(a)(4) under the Securities Act, and pursuant to a registration statement on Form S-3 (the “Form S-3”) that was previously declared effective by the SEC. Under the Form S-3 based upon our public float at the time we filed our Annual Report on Form 10-K, our public float fell below certain minimum levels and as such, we are subject to, among other requirements applicable to our continuing eligibility to offer and sell securities, the “baby shelf” registration requirements which limits the amounts available under Form S-3, including amounts available under the ATM Agreement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's Plans

We have incurred operating losses since inception and historically relied on equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, current cash reserves and through equity/debt financial instruments including the available ATM Agreement. The estimated cash flows combined with opportunities to access capital lead us to believe the Company will have sufficient resources to operate its business. We have included a description of the most recent financing activities in the subsequent events section.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the consolidated statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consist primarily of amounts held in a restricted bank account at Cogent Bank as collateral for the amount pledged by the Company to secure a revolving line of credit made by Cogent Bank to AmeriDrive, as well as escrow accounts held for our insurance claims processing partner to pay out claims in a timely fashion. Amounts held in escrow for insurance claims payments are netted against claims payable and not included within restricted cash.

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of June 30, 2022 and  December 31, 2021, the Company has a reserve allowance of $50,079 and $50,079, respectively.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance Reserve and Insurance Deposits

The Company records a loss reserve for physical damage and other liability coverage caused to owner vehicles up to the Company's insurance deductibles or relevant limits. This reserve represents an estimate for both reported accidents, claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims for physical damage is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s insurance policy which dictates what amounts of a claim will be paid by the Company. Effective March 1, 2021, the Company entered into a two-year claim adjusting agreement with Sedgwick which included an escrow account requirement of $1,750,000 to be held by Sedgwick for claim payments. This escrow account is replenished by the Company on a quarterly basis or more frequently dependent on the actual claims paid during that quarter. Separate from the escrow account, as of June 30, 2022 and December 31, 2021, $2,270,553 and $2,330,190, respectively, were included in the accompanying consolidated balance sheets, related to the estimated loss reserve, where the expense is included in costs of revenue. For financial presentation purposes, the amount of escrow balance at quarter end is netted against claims payable to our TPA.

Effective May 15, 2021, the Company entered into a new policy term for its automobile liability insurance program. As part of this program the Company has paid deposit premiums of $1,500,000 and $250,000 for the primary and excess, respectively which will be available to offset premiums due during the final quarter or offset past due premiums during the policy period. In addition, effective June 15, 2021, a separate primary automobile liability policy was placed related only to California operations, which required a $300,000 deposit premium that was used to pay the premiums and as of quarter end none is available.

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

Revenue Recognition

The Company generates the majority of its revenue from its car sharing marketplace platform that connects vehicle owners and drivers and the related insurance issued for each rental. Vehicle owners and drivers agree to terms of service with the Company in order to use the HyreCar platform and enter into a rental contract that governs each rental. In entering into a rental agreement, the driver is charged in a single transaction: the base rental fee as agreed upon between the driver and vehicle owner, a 15% HyreCar fee on the base rental fee, and a daily insurance charge (“Insurance and administrative fees”), all based on the number of days the vehicle is to be rented within the contract. HyreCar retains 15%-30% of the base rental fee by offering physical damage protection plans and remits the remaining portion to the vehicle owner. The 15% fee collected from the driver and 15-30% retained from the owner are considered “Transaction Fees” and recorded on a net basis as described below. The Company recognizes revenue daily during the rental periods as the Company is required to maintain insurance underlying the transaction and as a customary business practice, a driver can return a vehicle early for a refund of the unused rental period. Drivers currently do not have an option to decline insurance at any point during the transaction.

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

The following is a breakout of revenue components by subcategory for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Insurance and administration fees	$ 5,753,866	$ 4,659,596	$ 10,899,137	$ 8,407,795
Transaction fees	4,404,319	4,148,061	8,448,458	7,564,782
Other fees	480,223	364,059	952,499	695,386
Incentives and rebates	(130,228)	(113,850)	(241,322)	(161,697)
Net revenue	$ 10,508,180	$ 9,057,866	$ 20,058,772	$ 16,506,266

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

Advertising

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing expenses were $1,250,645 and $1,735,482 for the six months ended June 30, 2022 and 2021, respectively.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation is included in the consolidated statements of operations as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
General and administrative	$629,921	$1,774,800	$1,275,827	$4,180,236
Sales and marketing	182,657	252,318	582,851	916,781
Research and development	130,022	166,751	263,210	864,526
	$942,600	$2,193,869	$2,121,888	$5,961,543

Loss per Common Share

The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the six months ended June 30, 2022 and 2021, there were 680,255 and 737,326 options and warrants excluded, and 924,372 and 763,219 restricted stock units excluded, respectively.

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

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of consolidated financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors' accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 for emerging growth companies, with early adoption permitted. The Company has reviewed and adopted the provisions of the new standard starting January 1, 2022. The standard requires all lease to be reported on a company's balance sheets as assets and liabilities. See Other section of Note 3 - Commitments and Contingencies for breakdown of lease Liability for the term of the lease.

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by removing certain exceptions in existing guidance and improves consistency in application by clarifying and amending existing guidance. This guidance is effective for annual periods beginning after December 15, 2021, and interim periods within those annual periods, where the transition method varies depending upon the specific amendment. Early adoption is permitted, including adoption in any interim period. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period, and all amendments must be adopted in the same period. The Company has adopted the provisions of the new standard as of January 1, 2022 and it did not have a significant impact on the Company.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Settlement and Legal

On August 27, 2021, a putative securities class action complaint captioned Baron v. Hyrecar Inc. et al., Case No. 21-cv-06918, was filed in the United States District Court for the Central District of California against the Company; its Chief Executive Officer, Joseph Furnari; and its former Chief Financial Officer, Robert Scott Brogi. This action asserts claims and seeks damages for alleged violations of sections 10(b) and 20(a) of securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The alleged class period is May 14, 2021 to August 10, 2021, inclusive. Pursuant to the Private Securities Litigation Reform Act, on November 19, 2021, the Court appointed Turton Inc. to serve as Lead Plaintiff. Lead Plaintiff then filed an amended complaint (the “First Amended Complaint”). The First Amended Complaint alleged that defendants made material misrepresentations or failed to disclose material facts that, among other things, the Company had materially understated its expenses and insurance reserves in coordination with a third-party adjuster which Lead Plaintiff alleged was conflicted. On December 27, 2021, the Company and the individual defendants moved to dismiss the First Amended Complaint, arguing that Lead Plaintiff failed to adequately plead that any of the Company’s public statements were materially false or misleading, or that defendants acted with scienter– meaning defendants either knew those statements were false or were deliberately reckless to their truth or falsity at the time they were made. On February 16, 2022, the Court (Hon. Percy Anderson) granted defendants’ motion to dismiss on the basis that Lead Plaintiff failed to adequately plead any of defendants’ statements were materially false or misleading. Because the Court ruled that Lead Plaintiff did not sufficiently plead falsity, the Court did not address the additional arguments regarding scienter at the time. The Court permitted Lead Plaintiff leave to amend its complaint. Plaintiff filed its Second Amended Complaint on March 21, 2022. The Second Amended Complaint asserts the same violations of the Exchange Act and Rule 10b-5, again alleging, among other things, HyreCar made materially false or misleading statements related to its first quarter 2021 reserves, and by extension misstated expenses and revenues. On April 4, 2022, the Company and individual defendants moved to dismiss the Second Amended Complaint on the basis that Plaintiff failed to plead sufficient facts that would cure the deficiencies identified in the Court’s order on the first motion to dismiss—i.e., that Plaintiff again failed to plead that any statements were materially false or misleading when made—and Plaintiff failed to plead that defendants acted with scienter. On April 21, 2022, the case was transferred to a new judge, and on April 27, 2022, the Court issued a Reassignment Order that, among other things, vacated all hearing dates. The Court has now set the hearing on Defendants’ motion to dismiss the Second Amended Complaint for October 20, 2022 and also set a scheduling conference, if necessary, for December 8, 2022. The Company believes that the allegations in this lawsuit are without merit and will continue to vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.

Other

In November 2021, the Company entered into a lease in Los Angeles, California commencing January 1, 2022, with the ability to occupy the facility in January 2022. The lease term is 48 months from the commencement date. The lease required a deposit of $25,563. Per the lease agreement, the monthly rate will range from $23,394 to $25,563 a month prior to discounts and abatements that may apply. The Company also rents office furniture and incurs ancillary fees for building services and shared expenses. In accordance with ASC 842 mentioned above, the Company recorded a Right to Use asset account and Lease Liability account for $997,109 as of January 1, 2022 (the present value of the lease payments) and those accounts will be amortized over the 48 month period of the lease agreement. Rent expense for the six months ended June 30, 2022 and 2021 was $137,450 and $121,789, respectively.

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

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities as of  June 30, 2022 and December 31, 2021 is as follows:

	June 30,	December 31,
	2022	2021
Accrued payables	$2,121,066	$1,737,473
Insurance premiums	700,388	333,493
Driver deposit	407,006	336,787
Payroll tax liabilities	230,380	417,493
Other accrued liabilities	77,305	52,192
Accrued liabilities	$3,536,145	$2,877,438

As of June 30, 2022, the accrued payables amounted to $ 2,121,066, which consists of incurred but not invoiced business expenditures including legal fees, professional services and other operational expenditures. As of June 30, 2022, the payroll tax liabilities amounted to $230,380, which consists of the employer and employees share of the payroll tax liabilities related to stock options exercised and vested restricted stock units.

NOTE 5 – STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.00001 par value per share.

Equity Incentive Plans

In 2016, the Board of Directors adopted the HyreCar Inc. 2016 Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the grant of equity awards to qualified personnel, including stock options, restricted stock, stock appreciation rights, and restricted stock units to purchase shares of common stock. The 2016 Plan is administered by the Compensation Committee, and expires ten years after adoption, unless terminated earlier by the Board of Directors. The Company does not currently utilize the 2016 Plan for equity award grants.

In 2018, the Board of Directors adopted the HyreCar Inc. 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of equity awards to acquire shares of common stock. Three million shares of common stock were initially reserved for issuance under the 2018 Plan, with the share reserve number subject to increases that occur starting in 2021. The 2018 Plan is administered by the Compensation Committee, and expires ten years after adoption, unless terminated earlier by the Board.

In 2021, the Board of Directors adopted the HyreCar Inc. 2021 Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of equity awards to acquire shares of common stock. Three million shares of common stock were initially reserved for issuance under the 2021 Plan, with the share reserve number subject to increases that occur starting in 2024. The 2021 Plan is administered by the Compensation Committee, and expires ten years after adoption, unless terminated earlier by the Board.

Stock Options, Restricted Stock Units and Shares Issued for Services

No stock options were granted during the six months ended June 30, 2022 and 2021. Stock-based compensation expense for the vesting of stock options for the six months ended June 30, 2022 and 2021 was immaterial. As of June 30, 2022, there is no remaining stock-based compensation expense as all options are fully vested.

HYRECAR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of activity with our restricted stock units (“RSUs”) solely with service conditions for the six months ended June 30, 2022 is as follows:

	Number of shares	Weighted average grant date fair value per share
Unvested as of December 31, 2021	769,486	$10.46
Granted	478,000	2.12
Vested	(234,239)	9.53
Forfeited	(88,875)	8.36
Unvested as of June 30, 2022	924,372	$6.55

During the  six months ended June 30, 2022, the Company granted 478,000 RSUs to employees, which will vest over four years.

Stock-based compensation related to restricted stock units for the three months ended June 30, 2022 and 2021 was $942,600 and $1,939,736, respectively. Stock-based compensation related to restricted stock units for the six months ended   June 30, 2022 and 2021 was $2,121,888 and $5,700,793, respectively. As of June 30, 2022, unrecognized compensation expense related to the unvested restricted stock units is $5,353,131 and is expected to be recognized over approximately 3.1 years.

In addition to the service condition restricted stock units above, the Company has granted long-term equity incentive performance awards for a fixed monetary amount of $250,000 that will be settled through the issuance of a variable number of restricted stock units. The performance awards vest upon satisfaction of both a four-year service condition and the achievement of certain performance conditions. The performance conditions are based on various Company performance metrics, including but not limited to, the achievement of targeted revenue and EBITDA amounts. Compensation cost related to these awards is measured at the end of each reporting period if and when the awards are deemed probable of achievement based on the fixed monetary amount until settlement, forfeiture, or expiration. If compensation cost is required to be recognized, the amount recognized is based on the requisite service performed to date. As the performance metrics are not probable of achievement as of June 30, 2022, no compensation cost related to these performance awards has been recognized for the six months ended June 30, 2022.

During the six months ended June 30, 2022, the Company granted 13,000 shares of common stock as part of an employee severance agreement. The Company recognized stock-based compensation of $44,200 based on the closing price of the Company’s common stock on the date of grant.

NOTE 6 – RELATED PARTY TRANSACTIONS

Insurance

The president of the Company’s former primary insurance broker through June 2020 is also a minority Company stockholder and holder of warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding balances to the broker included in accounts payable or accrued liabilities, respectively. During the six months ended June 30, 2022 and 2021, the Company paid the broker approximately $0 and $0, respectively. On June 15, 2020, the Company completed moving its primary and excess automobile insurance liability programs over to a new insurance broker and is no longer using the related party broker.

NOTE 7 – SUBSEQUENT EVENTS

On August 11, 2022, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with certain accredited investors (as defined in Rule 501 under the Securities Act of 1933, as amended) (the “Purchasers”) pursuant to which the Purchasers agreed to purchase, and the Company agreed to sell,  5,789,716 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share, at a purchase price of $0.8636, which was the average closing price of the Common Stock as report on the Nasdaq Stock Market for the five trading days immediately prior to the signing of the Purchase Agreement. Funding is pending certain closing conditions.

On August 15, 2022, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $15,000,000 in shares of the Common Stock, subject to certain limitations and conditions set forth in the ELOC Purchase Agreement.

On August 15

, 2022, the Company entered into promissory notes with Executives of the company for total of $500,000 that would be convertible into equity at prevailing market prices at the discretion of the Board but not of the promissory noteholders.
Funding is pending certain closing conditions.

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

Business and Trends

We generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a ride-sharing service driver (each, a “Driver”) renting a car from a participating car owner (each, an “Owner”). Drivers pay a daily rental rate set by the Owner, plus a 15% HyreCar Driver fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15%-30% HyreCar Owner fee. For example, as of June 30, 2022, the average daily rental rate of a HyreCar vehicle nationally is approximately $39 (“Daily Rental Rate”), plus a 15% HyreCar Driver fee ($6) and daily direct insurance fee of $17 on average, totaling $62 in total daily gross billings paid by the Driver via a payment card transaction. On average approximately 77% of the daily rental is transferred to the Owner via our merchant processing partner. HyreCar earns revenue from the revenue share fees and insurance totaling approximately $32 per day. Accordingly, the GAAP reportable revenue recognized by HyreCar is $32 in this example transaction as detailed in the following table:

Daily Gross Revenue Example		Daily Net (GAAP) Revenue Example

National Average Daily Rental Rate	$39	HyreCar Owner Fee (~23% Average)	$9

Driver Fee	$6	HyreCar Driver Fee (~15%)	$6

Daily Insurance Fee	$17	Insurance Fee (100% of fee)	$17

Daily Gross Billing Paid by Driver	$62	Daily Average Net Revenue	$32

During the quarter ended June 30, 2022, the Company monitored the market's competitive prices to maintain good performance levels. The dynamic pricing of the daily gross and net rental rates were adjusted depending on the variations in demand and competition. The daily average gross rental rate for the three months ended June 30, 2022 was $62, an increase of $5 or 9% from the $57 daily average gross rental rate recognized during the three months ended June 30, 2021.

Gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenue. Gross billings may also be used to calculate net revenue margin, defined as the company's GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar's net revenue margin is equal to approximately 51% ($20,058,772 HyreCar's GAAP revenue over $39,526,782 Total Gross Billings) for the six months ended June 30, 2022. A breakout of revenue components is provided in the section of this Quarterly Report on Form 10-Q titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the consolidated financial statements.

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

Reconciliation of Non-GAAP Financial Measures

The following table provides a reconciliation of our GAAP reported revenue to gross billings for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue (U.S. GAAP reported revenue)	$10,508,180	$9,057,866	$20,058,772	$16,506,266
Add: Refunds, rebates and deferred revenue	833,705	672,690	1,542,692	1,202,014
Add: Owner payments (not recorded in financial statements)	9,349,731	9,272,192	17,925,318	17,353,242
Gross billings (non-U.S. GAAP measure not recorded in financial statements)	$20,691,616	$19,002,748	$39,526,782	$35,061,522

The following table provides a reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net loss	$(4,379,007)	$(9,335,160)	$(9,706,490)	$(16,541,695)
Adjusted to exclude the following:
Other expense (income), net	(6,671)	(169)	(9,833)	254
Provision for income taxes	800	800	800	800
Depreciation and amortization	46,236	19,269	53,003	38,539
Stock-based compensation expense	942,600	2,193,869	2,121,888	5,961,543
Adjusted EBITDA	$(3,396,042)	$(7,121,391)	$(7,540,632)	$(10,540,559)

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

Significant changes in our results of operations for the three months ended June 30, 2022 include:

●

Net rental days totaled approximately 325,000 rental days for the three months ended June 30, 2022, a decrease of approximately 8,000 rental days or 2.4% over the 333,000 rental days recognized during the three months ended June 30, 2021, as the Company continued to maintain its presence in key markets including Georgia, California, New York, Pennsylvania, Texas and Maryland, despite tight vehicle market supply conditions.

●

Revenue totaled $10.5 million for the three months ended June 30, 2022, an increase of $1.5 million or 16.0% from $9.1 million recognized during the three months ended June 30, 2021 primarily as a result of price optimization and differentiation. The daily average net rental rate for the three months ended June 30, 2022 was $32, an increase of approximately $5 or 24% from the $27 daily average net rental rate recognized during the three months ended June 30, 2021. Price enhancements were derived leveraging our dynamic pricing model with appropriate risk pricing for insurance and higher rental rates due to the tight car market supply.

●

Cost of revenue totaled $6.8 million for the three months ended June 30, 2022, a decrease of $1.5 million or 17.7% from $8.3 million recognized during the three months ended June 30, 2021. While revenue increased, the decrease was primarily a factor of operational improvements despite inflationary pressures on car prices, repairs, and claims as well as some one-off items for the three months ended June 30, 2021 .

●

Gross profit totaled $3.7 million for the three months ended June 30, 2022, an increase of $2.9 million or 363% over the $0.8 million recognized during the three months ended June 30, 2021. The increase in gross profit was primarily attributed to optimized pricing and operational improvements partially offset by higher insurance and claims-related costs. On a normalized basis, we improved gross margin from 24% for the three months ended June 30, 2021 (or 9% not normalized for one-off expenses) to 35% the three months ended in June 30, 2022.

●

Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses, totaled $8.1 million for the three months ended June 30, 2022, a decrease of $2.0 million or 20% over $10.1 million recognized during the three months ended June 30, 2021. These savings were derived through a focus on reducing non-growth related expense, automating sales efforts and processes, lower stock-based compensation, as well as targeted headcount/payroll reductions.

●

Net loss totaled $(4.4) million for the three months ended June 30, 2022, a decrease of $5.0 million or approximately 53% over the $(9.3) million net loss recognized during the three months ended June 30, 2021. The decrease in net loss was primarily driven by the substantial improvement in gross profit and the operating expense savings described above.

●

Adjusted EBITDA (which is a non-GAAP financial measure as described above) totaled $(3.4) million for the three months ended June 30, 2022, an increase of $3.7 million or -52% from $(7.1) million recognized for the prior year quarter ended June 30, 2021.

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

With approximately 325,000 quarterly rental days in the second quarter of 2022, our annualized rental day run rate is close to 1.3M per year. Our business model and platform allow us to potentially leverage new opportunities and create a larger market with ridesharing, food and package delivery services. Two thirds of the Drivers on our platform are now predominantly delivery oriented and the opportunity is accelerating in the local delivery as a service environment. We continue to expect revenue growth during the remainder of 2022 and beyond as we continue to focus on increasing our car supply to meet the driver demand and other promotional efforts related to our car sharing marketplace platform.

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

Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, current cash reserves and through equity/debt financial instruments including the available ATM Agreement. The estimated cash flows combined with opportunities to access capital lead us to believe the Company will have sufficient resources to operate its business. We have included a description of the most recent financing activities in the subsequent events section. The current top 10 U.S. state markets in our geographic footprint, and our volumes of quarterly rental days and net revenue from the quarters ended June 30, 2020 through June 30, 2022, is detailed below.

Based on the tight current car supply environment reflected by used car prices up 14% YoY as of April 2022 and up about 60% higher than April 2019, according to Barron's, and no recent relief as of July 2022 according to Cargurus' index, our main concern remains the supply of vehicles to the platform to satisfy latent driver demand and our strategic direction reflects that need. In addition to pursuing traditional organic car listings, we have been exploring partnerships and investments to continue expanding exclusive commercial car supply to the platform from strategic partners, such as our agreement with AmeriDrive and Cogent Bank. Management is focused on driving scale through those partnerships to accelerate cash flow break even for HyreCar.

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

Results of Operations

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Revenue and Gross Profit. Revenue totaled $10.5 million for the three months ended June 30, 2022, an increase of $1.5 million or 16.0% over the $9.1 million of revenue recognized during the three months ended June 30, 2021. Rental days totaled approximately 325,000, a decrease of 8,000 rental days or 2.4% compared to the prior year period. The daily average net rental rate for the three months ended June 30, 2022 was $32, an increase of $5 or 24% from $27 daily average net rental rate recognized during the three months ended June 30, 2021. Gross profit totaled $3.7 million for three months ended June 30, 2022, a modest increase of $2.9 million or 363% over the $0.8 million gross profit recognized during the three months ended June 30, 2021. The increase in gross profit was primarily attributed to optimized pricing and operational improvements partially offset by higher insurance and claims-related costs. On a normalized basis, we improved gross margin from 24% for the three months ended June 30, 2021 (or 9% not normalized for one-off expenses) to 35% or the three months ended June 30, 2022.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $8.1 million for the three months ended June 30, 2022, a decrease of $2.0 million or 20% over $10.1 million in such expenses recognized during the three months ended June 30, 2021. General and administrative expenses totaled $4.9 million for the three months ended June 30, 2022, a decrease of $1.2 million or 20% over $6.1 million recognized during the three months ended June 30, 2021, achieved through a focused reduction of non-growth related expenses and decreased stock-based compensation. Sales and marketing expenses totaled $1.8 million for the three months ended June 30, 2022, a decrease of $1.0 million or 36% over $2.9 million of sales and marketing expenses recognized during the three months ended June 30, 2021, thanks to efficiency gains in both sales headcount as well as more targeted marketing spend. Research and development expenses totaled $1.4 million for the three months ended June 30, 2022, compared to $1.2 million of research and development expenses recognized during the three months ended June 30, 2021, an increase reflecting our focus on improving the platform. Specifically, this increase in spend into platform optimization, new features and scaling  was partially funded through increased efficiency in automation of recurring spend and decrease in stock-based compensation, allowing for re-invested funds beyond the increase.

Loss from Operations. Loss from operations totaled $(4.4) million for the three months ended June 30, 2022, a decrease of $4.9 million or 53% over a $(9.3) million loss from operations for the three months ended June 30, 2021. The decrease in loss from operations was primarily driven by the substantial improvement in gross profit and the operating expense savings described above.

Other (Income) Expense. Other (Income) Expense totaled ($6,671) for the three months ended June 30, 2022, an increase of $6,502 in income compared to ($169) of net expense for the three months ended June 30, 2021.

Net Loss. Net loss totaled $(4.4) million for the three months ended June 30, 2022, a decrease of $5.0 million or 53% over a $(9.3) million net loss recognized during the three months ended June 30, 2021.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Revenue and Gross Profit. Revenue totaled $20.1 million for the six months ended June 30, 2022, an increase of $3.6 million or 21.5% over the $16.5 million of revenue recognized during the six months ended June 30, 2021. Rental days totaled approximately 639,000, an increase of 6,000 rental days or 0.9% compared to the prior year period. The daily average net rental rate for the six months ended June 30, 2022 was $31, an increase of $5 or 24% from $26 daily average net rental rate recognized during the six months ended June 30, 2021. Gross profit totaled $6.7 million for six months ended June 30, 2022, an improvement of $3.2 million or 91% over the $3.5 million gross profit recognized during the six months ended June 30, 2021. The increase in gross profit for the six months ended June 30, 2022 was primarily attributed to optimized pricing and operational improvements, partially offset by higher insurance and claims-related costs.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $16.4 million for the six months ended June 30, 2022, a decrease of $3.7 million or 18% over $20.1 million in such expenses recognized during the six months ended June 30, 2021. General and administrative expenses totaled $9.4 million for the six months ended June 30, 2022, a decrease of $2.4 million or 20% over $11.8 million recognized during the six months ended June 30, 2021, achieved through a focused reduction of non-growth related expenses and decreased stock-based compensation. Sales and marketing expenses totaled $4.1 million for the six months ended June 30, 2022, a decrease of $1.5 million or 27% over $5.6 million of sales and marketing expenses recognized during the six months ended June 30, 2021, thanks to efficiency gains in both sales headcount as well as more targeted marketing spend. Research and development expenses totaled $2.9 million for the six months ended June 30, 2022, compared to $2.7 million of research and development expenses recognized during the six months ended June 30, 2021, an increase reflecting our focus on improving the platform. Specifically, this increase in spend into platform optimization, new features and scaling  was partially funded through increased efficiency in automation of recurring spend and decrease in stock-based compensation, allowing for re-invested funds beyond the increase.

Loss from Operations. Loss from operations totaled $(9.7) million for the six months ended June 30, 2022, a decrease of $6.8 million or 41% over a $(16.5) million loss from operations for the six months ended June 30, 2021. The decrease in loss from operations was primarily driven by the substantial improvement in gross profit and the operating expense savings described above.

Other (Income) Expense. Other (Income) Expense totaled ($9,833) for the six months ended June 30, 2022, an increase of $10,087 in income compared to $254 of net expense for the six months ended June 30, 2021.

Net Loss. Net loss totaled $(9.7) million for the six months ended June 30, 2022, a decrease of $6.8 million or 41% over a $(16.5) million net loss recognized during the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents of 3,573,595 compared to 11,499,136 as of December 31, 2021. Cash and cash equivalents include money market deposit accounts denominated in U.S. dollars. We also had additional Restricted Cash balances of $3,111,107 as June 30, 2022 which relates to amounts held in a restricted bank account at Cogent Bank as collateral for the amount pledged by the Company to secure a revolving line of credit made by Cogent Bank to AmeriDrive, as well as escrow accounts held for our insurance claims processing partner to pay out claims. Cash, cash equivalents and restricted cash altogether totaled $ 6,684,702 as of June 30, 2022.

On November 9, 2021, the Company entered into an Equity Offering Sales Agreement (the “ATM Agreement”), with D.A. Davidson & Co. and Northland Securities, Inc. (collectively, the “Agents"), pursuant to which the Agents act as the Company’s sales agent with respect to the offer and sale from time to time of common stock having an aggregate gross sales price of up to $50 million in “at-the market-offerings.” We did not effect any sales of shares under the ATM program in 2021 nor by the date of this report in 2022, however, can utilize the program if the need arises. Under the Form S-3 based upon our public float at the time we filed our Annual Report on Form 10-K, our public float fell below certain minimum levels and as such, we are subject to, among other requirements applicable to our continuing eligibility to offer and sell securities, the “baby shelf” registration requirements which limits the amounts available under Form S-3, including amounts available under the ATM Agreement.

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

Cash Flows

Net cash used in operating activities was $7,854,243 for the six months ended June 30, 2022. This consisted primarily of a net loss of $ (9,706,490) offset by non-cash stock-based compensation expense of $2,121,888 largely driven by the recognition of costs related to restricted stock unit grants. Additionally, there were material decreases in accounts payable of $1,216,999 and increase in accounts receivable of $256,185 partially offset by increased accrued liabilities of $633,707 and increased other current assets of 529,506 for the six months ended June 30, 2022.

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

Net cash used in investing activities was $208,462 for the six months ended June 30, 2022. This reflects the investment in software capitalized as intangible asset during the first two quarters of the year.

Net cash used in investing activities was $0 for the six months ended June 30, 2021.

Net cash provided by financing activities was $0 for the six months ended June 30, 2022.

Net cash provided by financing activities was $27,780,631 for the six months ended June 30, 2021, which primarily consists of gross proceeds from the sale of common stock in our February 2021 public offering of $29,727,500, proceeds from the exercise of warrants of $64,540, partially offset by offering costs of $2,126,305.

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

For the six months ended June 30, 2022 and 2021, there were no dividends paid and we have no plans to commence the payment of dividends. We have no current plans to raise capital through the sale of shares of our common stock, but we continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded.

There is no significant external borrowing as of June 30, 2022. Neither the Company nor any of the subsidiaries are subject to externally imposed capital requirement.

Critical Accounting Policies, Judgments, and Estimates

Our consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. There have been no material changes to our critical accounting policies and estimates as of June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-225157	3.5	May 23, 2018

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-225157	3.7	May 23, 2018

10.1	Employment Agreement between the Company and Greg Tatem					X

10.2	Kenneth Grimes Transition Agreement #					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

#	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyreCar Inc.

Date: August 15, 2022	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

HyreCar Inc.

Date: August 15, 2022	By:	/s/ Serge De Bock
Serge De Bock
Chief Financial Officer (Principal Financial and Accounting Officer)