Form 10-Q
period 2022-09-30
HyreCar Inc.
filed 2022-11-14
CIK 1713832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, the registrant had 30,414,249 shares of common stock, $0.00001 par value per share, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HYRECAR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$9,109,046	$11,499,136
Restricted cash	3,018,632	3,248,271
Accounts receivable, net of allowance	172,478	162,586
Insurance and security deposits	46,564	95,000
Other current assets	1,295,652	1,061,520
Total current assets	13,642,372	16,066,513

Property and equipment, net	65,184	5,265
Intangible assets, net	517,406	372,592
Right of use assets	797,939	—
Other long-term assets	2,532,423	—
Total assets	$17,555,324	$16,444,370

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,724,174	$5,567,233
Accrued liabilities	2,801,386	2,877,438
Insurance reserve	3,527,923	2,330,190
Right of use liabilities (current)	251,099	—
Deferred revenue	50,653	52,192
Notes payable - related party	500,000	—
Total current liabilities	14,855,235	10,827,053

Right of use liabilities	570,757	—
Total liabilities	15,425,992	10,827,053

Stockholders' equity:
Preferred stock, 13,500,000 shares authorized, par value $0.00001, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Series A Preferred Stock, 1,500,000 shares authorized, par value $0.00001, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, 50,000,000 shares authorized, par value $0.00001, 30,291,747 and 21,609,409 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	301	216
Additional paid-in capital	87,413,821	75,806,853
Accumulated deficit	(85,284,790)	(70,189,752)
Total stockholders' equity	2,129,332	5,617,317
Total liabilities and stockholders' equity	$17,555,324	$16,444,370

See accompanying notes to the unaudited condensed consolidated financial statements

HYRECAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Net Revenue	$10,271,719	$9,651,340	$30,330,491	$26,157,606

Cost of revenue	6,424,035	6,691,358	19,823,377	19,660,672

Gross profit	3,847,684	2,959,982	10,507,114	6,496,934

Operating Expenses:
General and administrative	5,842,842	4,705,542	15,275,017	16,601,006
Sales and marketing	2,196,588	2,451,645	6,267,795	8,033,920
Research and development	1,207,156	1,953,582	4,078,727	4,553,436
Total operating expenses	9,246,586	9,110,769	25,621,539	29,188,362

Operating loss	(5,398,902)	(6,150,787)	(15,114,425)	(22,691,428)

Other (income) expense
Interest expense	—	1,755	288	7,554
Other income	(10,354)	(3,895)	(20,475)	(9,440)
Total other (income) expense	(10,354)	(2,140)	(20,187)	(1,886)

Loss before provision for income taxes	(5,388,548)	(6,148,647)	(15,094,238)	(22,689,542)

Provision for income taxes	—	—	800	800

Net loss	$(5,388,548)	$(6,148,647)	$(15,095,038)	$(22,690,342)

Weighted average net loss per share - basic and diluted	$(0.23)	$(0.29)	$(0.68)	$(1.12)
Weighted average shares outstanding - basic and diluted	23,583,303	21,215,836	22,361,568	20,331,222

See accompanying notes to the unaudited condensed consolidated financial statements

HYRECAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

Three Months Ended September 30, 2022 and September 30, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
June 30, 2022	—	$—	21,843,648	$218	$77,903,739	$(79,896,242)	$(1,992,285)
Restricted stock unit compensation	—	—	—	—	1,241,030	—	1,241,030
Stock options exercised	—	—	51,686	1	36,697	—	36,698
Shares issued for vested restricted stock units	—	—	710,369	7	(9)	—	(2)
Investment in HyreDrive in exchange of warrants issued	—	—	—	—	1,847,089	—	1,847,089
Shares Issued in exchange of Equity Line of Credit			539,633	5	685,329		685,334
Common stock issued for cash	—	—	7,116,411	71	6,571,161	—	6,571,231
Offering costs	—	—	—	—	(871,215)	—	(871,215)
Shares issued for services	—	—	30,000	—	—	—	—
Net loss	—	—	—	—	—	(5,388,548)	(5,388,548)
September 30, 2022	—	$—	30,291,747	$301	$87,413,821	$(85,284,790)	$2,129,332

June 30, 2021	—	$—	20,961,319	$209	$73,467,587	$(60,777,730)	$12,690,066
Stock option compensation	—	—	—	—	632	—	632
Restricted stock unit compensation	—	—	—	—	1,027,767	—	1,027,767
Stock options exercised	—	—	17,500	—	44,625	—	44,625
Shares issued for vested restricted stock units	—	—	420,810	5	(5)	—	—
Warrants exercised - cashless	—	—	48,803	—	60,000	—	60,000
Net loss	—	—	—	—	—	(6,148,647)	(6,148,647)
September 30, 2021	—	$—	21,448,432	$214	$74,600,606	$(66,926,377)	$7,674,443

Nine Months Ended September 30, 2022 and September 30, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2021	—	$—	21,609,409	$216	$75,806,853	$(70,189,752)	$5,617,317
Restricted stock unit compensation	—	—	—	—	3,337,918	—	3,337,918
Stock options exercised	—	—	51,686	1	36,697	—	36,698
Shares issued for vested restricted stock units	—	—	944,608	8	(11)	—	(3)
Investment in HyreDrive in exchange of warrants issued	—	—	—	—	1,847,089	—	1,847,089
Shares Issued in exchange of Equity Line of Credit			539,633	5	685,329	—	685,334
Common stock issued for cash	—	—	7,116,411	71	6,571,161	—	6,571,232
Offering costs	—	—	—	—	(871,215)	—	(871,215)
Shares issued for services	—	—	30,000	—	—	—	—
Net loss	—	—	—	—	—	(15,095,038)	(15,095,038)
September 30, 2022	—	$—	30,291,747	$301	$87,413,821	$(85,284,790)	$2,129,332

December 31, 2020	—	$—	17,741,713	$177	$39,725,445	$(44,236,035)	$(4,510,413)
Stock option compensation	—	—	—	—	11,402	—	11,402
Restricted stock unit compensation	—	—	—	—	6,728,560	—	6,728,560
Stock options exercised	—	—	137,872	1	159,520	—	159,521
Shares issued for vested restricted stock units	—	—	856,655	9	(9)	—	—
Warrants exercised for cash	—	—	48,803	1	124,539	—	124,540
Warrants exercised - cashless	—	—	121,111	1	(1)	—	—
Common stock issued for cash	—	—	2,530,000	25	29,727,475	—	29,727,500
Offering costs	—	—	—	—	(2,126,305)	—	(2,126,305)
Shares issued for services	—	—	12,278	—	249,980	—	249,980
Net loss	—	—	—	—	—	(22,690,342)	(22,690,342)
September 30, 2021	—	$—	21,448,432	$214	$74,600,606	$(66,926,377)	$7,674,443

See accompanying notes to the unaudited condensed consolidated financial statements

HYRECAR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,095,038)	$(22,690,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,898	57,808
Stock-based compensation	3,337,918	6,989,942
Provision for losses on accounts receivable	—	50,079
Changes in operating assets and liabilities:
Accounts receivable	(9,892)	(96,225)
Insurance and security deposits	48,436	(1,462,171)
Other current assets	511,005	(477,574)
Accounts payable	1,411,801	1,420,333
Accrued liabilities	(76,052)	1,918,592
Insurance reserve	1,197,733	(149,430)
Deferred revenue	(1,539)	(33,240)
Right of use assets and liabilities, net	(252)	—
Net cash used in operating activities	(8,582,982)	(14,472,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(273,462)	—
Net cash used in investing activities	(273,462)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	6,571,232	29,727,500
Offering costs associated with sale of common stock	(871,215)	(2,126,305)
Proceeds from exercise of stock options	36,698	159,521
Proceeds from exercise of warrants	—	124,540
Notes payable - related party	500,000	—
Net cash provided by financing activities	6,236,715	27,885,256

Increase (decrease) in cash, cash equivalents and restricted cash	(2,619,729)	13,413,028
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash - beginning of period	14,747,407	4,923,515
Cash, cash equivalents and restricted cash - end of period	$12,127,678	$18,336,543

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$9,109,046	$16,743,483
Restricted cash	3,018,632	1,593,060
Total cash, and cash equivalents and restricted cash to the condensed consolidated balance sheets	$12,127,678	$18,336,543

Supplemental disclosures of cash flow information:
Cash paid for:
Interest expense	$—	$—
Income taxes	$800	$800
Non-cash investing and financing activities:
Shares Issued in exchange of Equity Line of Credit	$685,334	$—
Investment in HyreDrive in exchange of warrants issued	$1,847,089	$—
Right of use asset and liability	$997,109	$—

See accompanying notes to the unaudited condensed consolidated financial statements

HYRECAR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Description of Business

HyreCar Inc. (which may be referred to herein as “HyreCar,” the “Company,” “we,” “us” or “our”) was incorporated on November 24, 2014 (“Inception”) in the State of Delaware. The Company's headquarter is located in Los Angeles, California. The Company operates a web-based marketplace that allows car and fleet owners to rent their cars to Uber, Lyft and other gig economy service drivers safely, securely and reliably. The condensed consolidated financial statements of HyreCar Inc. are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Automobile Liability Insurance Program, Uber Agreement, At-The-Market Offering and Equity Line of Credit

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

On November 9, 2021, the Company entered into an Equity Offering Sales Agreement (the “ATM Agreement”), with D.A. Davidson & Co. and Northland Securities, Inc. (collectively, the “Agents"), pursuant to which each Agent acts as the Company’s sales agents with respect to the offer and sale from time to time of shares of the Company’s common stock, par value $0.00001 (the “Common Stock”), having an aggregate gross sales price of up to $50.0 million in “at-the market-offerings”, as defined in Rule 415(a)(4) under the Securities Act, and pursuant to a registration statement on Form S-3 (the “Form S-3”) that was previously declared effective by the SEC. Under the Form S-3 based upon our public float at the time we filed our Annual Report on Form 10-K, our public float fell below certain minimum levels and as such, we are subject to, among other requirements applicable to our continuing eligibility to offer and sell securities, the “baby shelf” registration requirements which limits the amounts available under Form S-3, including amounts available under the ATM Agreement. On August 15, 2022, the Company amended the ATM Agreement and filed Supplement No. 1 to the Prospectus Supplement dated November 9, 2021, reducing the aggregate shares to be sold under the ATM program from $50,000,000 to $7,900,000. As of November 14, 2022, we have sold 1,346,265 shares pursuant to the ATM Agreement for total net proceeds of $1,734,502.

On August 15, 2022, the Company entered into a Purchase Agreement (the “ELOC Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell up to $15,000,000 in shares of the Company’s Common Stock to Lincoln Park over the thirty-six month term of the ELOC Agreement, subject to certain limitations and conditions as set forth in the ELOC Agreement (such transactions, the “Equity Line of Credit”). In consideration for entering in the ELOC Agreement, the Company issued a one-time commitment fee of 539,633 shares of the Common Stock to Lincoln Park. These amounts will be capitalized as deferred offering costs and will be offset against future proceeds at the end of the term.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with “U.S. GAAP” and include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2021 and notes thereto that are included in the Company's Annual Report on Form 10-K.

Management's Plans

We have incurred operating losses since inception and historically relied on equity financing for working capital. Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, current cash reserves and through equity/debt financial instruments including the available ATM Agreement and the Equity Line of Credit. The estimated cash flows combined with opportunities to access capital lead us to believe the Company will have sufficient resources to operate its business for the next twelve months.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of revenue and expenses during the reporting period. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term. All significant intercompany accounts and transactions are eliminated upon consolidation.

Joint Venture/Investments

The Company elected the measurement alternative to account for the Joint Venture (defined below) and investments. Under the measurement alternative, the carrying value of the non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income (expense), net in the Company's condensed consolidated statement of operations.

HYRECAR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable, and accrued liabilities. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Cash and Cash Equivalents

For purpose of the condensed consolidated statement of cash flows, the Company considers institutional money market funds and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Accounts Receivable

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of September 30, 2022 and  December 31, 2021, the Company has a reserve allowance of $50,079 and $50,079, respectively. The Company has a diverse customer base and as of September 30, 2022 and December 31, 2021 the Company had no customers who individually accounted for more than 10% of accounts receivable.

HYRECAR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance Reserve and Insurance Deposits

The Company records a loss reserve for physical damage and other liability coverage caused to owner vehicles up to the Company's insurance deductibles or relevant limits. This reserve represents an estimate for both reported accidents, claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. The lag time in reported claims for physical damage is minimal and as such represents a low risk of unreported claims being excluded from the loss reserve assessment. The adequacy of the reserve is monitored quarterly and is subject to adjustment in the future based upon changes in claims experience, including the number of incidents for which the Company is ultimately responsible and changes in the cost per claim, or changes to the Company’s insurance policy which dictates what amounts of a claim will be paid by the Company. Effective March 1, 2021, the Company entered into a two-year claim adjusting agreement with Sedgwick which included an escrow account requirement of $1,750,000 to be held by Sedgwick for claim payments. This escrow account is replenished by the Company on a quarterly basis or more frequently dependent on the actual claims paid during that quarter. Separate from the escrow account, as of September 30, 2022 and December 31, 2021, $3,527,923 and $2,330,190, respectively, were included in the accompanying condensed consolidated balance sheets, related to the estimated loss reserve, where the expense is included in costs of revenue. For financial presentation purposes, the amount of escrow balance at quarter end is netted against claims payable to our TPA.

Effective May 15, 2021, the Company entered into a new policy term for its automobile liability insurance program. As part of this program the Company has paid deposit premiums of $1,500,000 and $250,000 for the primary and excess, respectively which will be available to offset premiums due during the final quarter or offset past due premiums during the policy period.

While certain liability claims may take several years to completely settle, the Company's liability exposure limit is generally met in the near term. Due to our limited operational history, the Company makes certain assumptions based on both currently available information to estimate the insurance reserves as well as third party claims adjuster data provided on existing claims. A number of factors can affect the actual cost of a claim, including the length of time the claim remains open, economic and healthcare cost trends, venue, and the results of similar litigation. Furthermore, claims may emerge in future periods for events that occurred in a prior period that differs from expectations. Accordingly, actual losses may vary significantly from the estimated amounts reported in the condensed consolidated financial statements. Reserves are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts. Such adjustments are recorded in costs of revenue.

Leases

Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (“Commencement Date”) based on the present value of lease payments over the lease term. The Company estimates the incremental borrowing rate based upon the cost of its own debt financing, current market interest rates and quoted offerings or the rate implicit in the lease. Operating lease right-of-use assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less are expensed as incurred and are not recorded as right-of-use assets on the condensed consolidated balance sheets.

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

In applying the guidance of Accounting Standards Codification (“ASC”) 606, the Company (i) identifies the contract with the customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, (iv) determines if an allocation of that transaction price is required to the performance obligations in the contract, and (v) recognizes revenue when or as the Company satisfies a performance obligation.

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

For the three and nine months ended September 30, 2022 and September 30, 2021, the Company had no customers who individually accounted for more than 10% of revenue.

The following is a breakout of revenue components by subcategory for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Insurance and administration fees	$5,772,329	$4,955,697	$16,671,466	$13,363,492
Transaction fees	4,039,883	4,308,576	12,488,341	11,873,358
Other fees	534,974	475,042	1,487,473	1,170,428
Incentives and rebates	(75,467)	(87,975)	(316,789)	(249,672)
Net revenue	$10,271,719	$9,651,340	$30,330,491	$26,157,606

HYRECAR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing expenses were $1,940,161 and $2,598,370 for the nine months ended September 30, 2022 and 2021, respectively.

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

HYRECAR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation is included in the condensed consolidated statements of operations as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
General and administrative	$735,596	$657,148	$2,011,423	$4,837,382
Sales and marketing	234,109	210,739	816,960	1,127,521
Research and development	246,325	160,512	509,535	1,025,039
	$1,216,030	$1,028,399	$3,337,918	$6,989,942

Net Loss per Common Share

The Company presents basic net loss per share (“EPS”) and diluted EPS on the face of the condensed consolidated statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. For periods in which we incur a net loss, the effects of potentially dilutive securities would be antidilutive and would be excluded from diluted EPS calculations. For the nine months ended September 30, 2022 and 2021, there were 3,850,199 and 691,255 options and warrants excluded, and 1,006,761 and 803,360 restricted stock units excluded, respectively.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of condensed consolidated financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors' accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 for emerging growth companies, with early adoption permitted.

The Company has reviewed and adopted the provisions of the new standard starting January 1, 2022 under retrospective modified method. The standard requires all lease to be reported on a company's balance sheets as assets and liabilities. See Other section of Note 5 - Leases for breakdown of lease Liability for the term of the lease.

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

In January 2020, the FASB issued ASU 2020-01 which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The adoption of this standard did not have a material impact to our consolidated financial statements.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to not take this exemption and, as a result, will adopt new or revised accounting standards on the relevant effective dates on which adoption of such standards is required for other public companies that are not emerging growth companies.

HYRECAR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our condensed consolidated financial statements.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Settlement and Legal

On August 27, 2021, a putative securities class action complaint captioned Baron v. Hyrecar Inc. et al., Case No. 21-cv-06918, was filed in the United States District Court for the Central District of California against the Company; its Chief Executive Officer, Joseph Furnari; and its former Chief Financial Officer, Robert Scott Brogi. This action asserts claims and seeks damages for alleged violations of sections 10(b) and 20(a) of securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The alleged class period is May 14, 2021 to August 10, 2021, inclusive. Pursuant to the Private Securities Litigation Reform Act, on November 19, 2021, the Court appointed Turton Inc. to serve as Lead Plaintiff. Lead Plaintiff then filed an amended complaint (the “First Amended Complaint”). The First Amended Complaint alleged that defendants made material misrepresentations or failed to disclose material facts that, among other things, the Company had materially understated its expenses and insurance reserves in coordination with a third-party adjuster which Lead Plaintiff alleged was conflicted. On December 27, 2021, the Company and the individual defendants moved to dismiss the First Amended Complaint, arguing that Lead Plaintiff failed to adequately plead that any of the Company’s public statements were materially false or misleading, or that defendants acted with scienter– meaning defendants either knew those statements were false or were deliberately reckless to their truth or falsity at the time they were made. On February 16, 2022, the Court (Hon. Percy Anderson) granted defendants’ motion to dismiss on the basis that Lead Plaintiff failed to adequately plead any of defendants’ statements were materially false or misleading. Because the Court ruled that Lead Plaintiff did not sufficiently plead falsity, the Court did not address the additional arguments regarding scienter at the time. The Court permitted Lead Plaintiff leave to amend its complaint. Plaintiff filed its Second Amended Complaint on March 21, 2022. The Second Amended Complaint asserts the same violations of the Exchange Act and Rule 10b-5, again alleging, among other things, HyreCar made materially false or misleading statements related to its first quarter 2021 reserves, and by extension misstated expenses and revenues. On April 4, 2022, the Company and individual defendants moved to dismiss the Second Amended Complaint on the basis that Plaintiff failed to plead sufficient facts that would cure the deficiencies identified in the Court’s order on the first motion to dismiss—i.e., that Plaintiff again failed to plead that any statements were materially false or misleading when made—and Plaintiff failed to plead that defendants acted with scienter. On April 21, 2022, the case was transferred to a new judge, and on April 27, 2022, the Court issued a Reassignment Order that, among other things, vacated all hearing dates. The Court subsequently set the hearing for the Motion to Dismiss the Second Amended Complaint for October 20, 2022, and also set a Scheduling Conference for December 8, 2022.  On October 18, 2022, the Court issued an order that the Court found the Motion to Dismiss appropriate for decision without oral argument, and thereby vacated the hearing and took the Motion to Dismiss under submission. As of the date of the preparation of this filing, the Motion to Dismiss remains under submission.   The Company believes that the allegations in this lawsuit are without merit and will continue to vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.

Other

From time to time, we are a party to various claims and litigation in the normal course of business. As of December 31, 2021 and September 30, 2022, the amounts are immaterial and does not have material impact on consolidated financial statements.

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

HYRECAR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DEBT AND LIABILITIES

Accrued Liabilities

A summary of accrued liabilities as of  September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
	2022	2021
Accrued payables	$1,472,132	$1,737,473
Insurance premiums	425,378	333,493
Driver deposit	439,054	336,787
Payroll tax liabilities	414,169	417,493
Other accrued liabilities	50,653	52,192
Accrued liabilities	$2,801,386	$2,877,438

As of September 30, 2022, the accrued payables amounted to $1,472,132, which consists of incurred but not invoiced business expenditures including legal fees, professional services and other operational expenditures. As of September 30, 2022, the payroll tax liabilities amounted to $414,169, which consists of the employer and employees share of the payroll tax liabilities related to stock options exercised and vested restricted stock units.

Related Party Debt

On August 15, 2022, the Company entered into a promissory note agreement with each of Joseph Furnari, the Company’s Chief Executive Officer, and Michael Furnari, the Company’s Chief Business Development Officer. Pursuant to the respective Promissory Notes, Joseph Furnari and Michael Furnari agreed to loan the Company $200,000 and $300,000, respectively. The Promissory Notes will accrue interest at a rate of 7% per year on the outstanding principal amounts. Any unpaid principal amounts and accrued interest under the Promissory Notes will be payable in full on September 30, 2023. At the discretion of the Company’s Board of Directors, the aggregate unpaid principal amounts, and any unpaid accrued interest, may be convertible into shares of the Company’s Common Stock, at a conversion price that is equal to the last reported closing price of the Company’s Common Stock on the Nasdaq Capital Market.

NOTE 5 – LEASES

In November 2021, the Company entered into a lease in Los Angeles, California commencing January 1, 2022, we occupied the facility in January 2022. The lease term is 48 months from the commencement date. The lease required a deposit of $25,563. Per the lease agreement, the monthly rate will range from $23,394 to $25,563 a month prior to discounts and abatements that may apply. The Company also rents office furniture and incurs ancillary fees for building services and shared expenses. In accordance with ASC 842 mentioned above, the Company recorded a Right to Use asset account and Lease Liability account for $997,109 as of January 1, 2022 (the present value of the lease payments) and those accounts will be amortized over the 48 month period of the lease agreement. Rent expense for the nine months ended September 30, 2022 and 2021 was $207,632 and $158,249, respectively. Maturities of the Company’s operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Year Ending December 31,	Payment
2022 (remaining)	$74
2023	289
2024	298
2025	230
Total	$891

NOTE 6 – STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, $0.00001 par value per share. The Company’s board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares.

Series A Convertible Non-Voting Preferred Stock

On September 2, 2022, the Company designated 1,500,000 shares of the Company’s preferred stock as Series A Convertible Non-Voting Preferred Stock (“Series A Preferred Stock”), which is to be issued solely in the event and to the extent that a certain warrant exceeds a designated share cap. The shares of Series A Preferred Stock have no voting rights.

Each share of Series A Preferred Stock is convertible at any time at the holder’s option into such number of fully paid and non-assessable shares of the Company’s Common Stock as determined by multiplying one share of Series A Preferred Stock by the Series A Conversion Rate in effect at the time of conversion. The “Series A Conversion Rate” is initially 1.0, but is subject to adjustment for stock splits and combinations. Additionally, the Series A Preferred Stock will automatically convert, without further action by a holder, in the event such holder, directly or indirectly, transfers such shares to a person other than the holder or an affiliate of such holder.

PIPE Related Party Transaction

On September 7, 2022, we sold an aggregate of 5,789,716 shares of our Common Stock pursuant to that certain Common Stock Purchase Agreement, dated August 11, 2022 (the “PIPE Agreement”), to an entity affiliated with Arctis Global, LLC, a beneficial owner of more than 10% of our capital stock, and certain other accredited investors named therein (the “Purchasers”). The shares sold pursuant to the PIPE Agreement were sold at a purchase price of $0.8636, which was the average closing price of our Common Stock as reported on Nasdaq for the five trading days immediately prior to the signing of the PIPE Agreement. We received total proceeds of approximately $5 million, of which approximately $1 million was paid by an entity affiliated with Arctis Global, LLC to purchase 1,157,943 shares of our common stock. At the time of issuance, the PIPE Shares were not registered under the Securities Act.

Pursuant to the PIPE Agreement, the Company also agreed to provide the entity affiliated with Arctis Global, LLC and the other Purchasers with certain registration rights, pursuant to which the Company filed a registration statement on September 28, 2022 covering the resale of the PIPE Shares by the Purchasers

Common Stock

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

In 2018, the Board of Directors adopted the HyreCar Inc. 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of equity awards to acquire shares of common stock. Three million shares of common stock were initially reserved for issuance under the 2018 Plan, with the share reserve number subject to increases that occur starting in 2021. Pursuant to the terms of the 2018 Plan, the reserve automatically increased by 300,000 shares on each of January 1, 2021 and January 1, 2022. The 2018 Plan is administered by the Compensation Committee, and expires ten years after adoption, unless terminated earlier by the Board.

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

Stock Options, Restricted Stock Units and Shares Issued for Services

No stock options were granted during the nine months ended September 30, 2022 and 2021. Stock-based compensation expense for the vesting of stock options for the nine months ended September 30, 2022 and 2021 was immaterial. As of September 30, 2022, there is no remaining stock-based compensation expense as all options are fully vested.

HYRECAR INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of activity with our restricted stock units (“RSUs”) solely with service conditions for the nine months ended September 30, 2022 is as follows:

	Number of shares	Weighted average grant date fair value per share
Unvested as of December 31, 2021	769,486	$10.46
Granted	1,433,943	1.39
Vested	(944,283)	3.94
Forfeited	(252,385)	10.90
Unvested as of September 30, 2022	1,006,761	$3.53

During the  nine months ended September 30, 2022, the Company granted  790,587 RSUs to employees, which generally vest over  four years,  415,346 RSUs to employees that immediately vested and 198,010 shares of common stock to board members. During the nine months ended September 30, 2021, the Company granted  466,266 and 365,000 RSUs to employees and executives, respectively, of which a large portion vested upon issuance while the remaining generally vest over  four years. Additionally, for the  nine months ended  September 30, 2021, the Company granted  206,068 RSUs to Board members, of which  50% vested on grant date and the remaining  50% vest over the next  four quarters following the date of grant.

Stock-based compensation related to restricted stock units for the three months ended September 30, 2022 and 2021 was $1,186,929 and $1,027,767, respectively. Stock-based compensation related to restricted stock units for the nine months ended  September 30, 2022 and 2021 was $3,264,617 and $6,728,560, respectively. As of September 30, 2022, unrecognized compensation expense related to the unvested restricted stock units is $3,202,229 and is expected to be recognized over approximately 3.2 years.

An addition to the above grants, 30,000 RSUs were granted during the nine months ended September 30, 2022 in exchange for consulting services provided during the period. The Company recognized stock-based compensation cost of $29,100 during the nine months ended September 30, 2022 based on the closing price of the Company’s common stock on the grant date.

During the nine months ended September 30, 2022, the Company granted long-term equity incentive performance awards for a fixed monetary amount of $250,000 that will be settled through the issuance of a variable number of restricted stock units. The performance awards vest upon satisfaction of both a four-year service condition and the achievement of certain performance conditions. The performance conditions are based on various Company performance metrics, including but not limited to, the achievement of targeted revenue and EBITDA amounts. Compensation cost related to these awards is measured at the end of each reporting period if and when the awards are deemed probable of achievement based on the fixed monetary amount until settlement, forfeiture, or expiration. If compensation cost is required to be recognized, the amount recognized is based on the requisite service performed to date. As the performance metrics are not probable of achievement as of September 30, 2022, no compensation cost related to these performance awards has been recognized for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company granted 13,000 shares of common stock as part of an employee severance agreement. The Company recognized stock-based compensation during the nine months ended September 30, 2022 of $44,200 based on the closing price of the Company’s common stock on the date of grant.

During the nine months ended  September 30, 2021, the Company granted 12,278 shares of common stock in exchange for legal services. The Company recognized stock-based compensation of $249,980 during the nine months ended September 30, 2021 based on the closing price of the Company’s common stock on the date of grant.

ATM Program

During the nine months ended September 30, 2022, the Company issued 1,326,695 shares of Common Stock pursuant to the ATM Agreement.  No shares of Common Stock were issued pursuant to the ATM Agreement during the nine months ended September 30, 2021.

NOTE 7 – INVESTMENT

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

In addition, the Company and AmeriDrive formed a joint venture HyreDrive, LLC (“HyreDrive”) that was established for the primary purpose of expanding the parties’ strategic relationship intended to create a larger national network of vehicle supply for the Company’s technology platform. The Company holds a 1% membership in HyreDrive, and AmeriDrive holds a 99% membership interest therein. HyreDrive is a special purpose entity, and, pursuant to generally accepted accounting principles, its assets, liabilities and results of operations will not be consolidated with those of the Company.  HyreDrive has established a bankruptcy remote, wholly owned subsidiary of HyreDrive (the “HyreDrive SPV”) and a titling trust to facilitate the acquisition and financing of vehicles.

HyreDrive SPV may from time to time issue series of secured asset-backed notes pursuant to the terms of a base indenture between it and Wilmington Trust, National Association, as trustee and securities intermediary. Proceeds from any asset-backed notes issued will be used to fund all or part of the purchase price of vehicles allocated to a special unit of beneficial interest in a titling trust or to finance the purchase of new vehicles from third parties that will be similarly allocated to such special unit of beneficial interest.

In Q3 of 2022, Hyredrive has begun to fund the purchase of vehicles utilizing the a portion of the warehouse line of credit and such vehicles will be deployed on the HyreCar platform

Warrants

Credit Suisse Securities (USA) LLC

The company issued 2,680,179 warrants to Credit Suisse Securities (USA) LLC on September 2, 2022 as part of investment in HyreDrive, at an exercise price of $1.02. As of the Issue Date, these warrants are exercisable for up to 1,340,090 shares of Common Stock, and the remaining 1,340,089 shares of Common Stock will become vested and available for exercise upon the earliest occurrence of certain events as set forth in the warrants. The Company valued the warrants using the Black Scholes model and are recorded as other long term assets on the balance sheet and are considered part of the investment in HyreDrive. The balance on September 30, 2022, is $1,536,654.

Medalist Partners Asset-Based Private Credit Master Fund III-B, L.P.

The company issued 541,451 warrants to Medalist Partners Asset-Based Private Credit Master Fund III-B, L.P. on September 2, 2022, at an exercise price of $1.02. As of the Issue Date, these warrants are exercisable for up to 270,726 shares of Common Stock, and the remaining 270,725 shares of Common Stock will become vested and available for exercise upon the earliest occurrence of certain events as set forth in the warrants. The company valued the warrants using back Scholes model and are recorded as other long term assets on the balance sheet. The balance on September 30, 2022, is $ 310,435.

In order to prevent dilution of the purchase rights granted under the above mentioned Warrants, the Exercise Price and the number of Shares issuable upon exercise of these Warrants shall be subject to adjustment.

The Company elected the measurement alternative to account for these warrants. Under the measurement alternative, the carrying value of the non-marketable equity securities are adjusted based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. Any changes in carrying value are recorded within other income (expense), net in the Company's condensed consolidated statement of operations. There was no change in the carrying value of the non-marketable equity securities since issuance of warrants. These investments are included in other assets in the Company’s condensed consolidated balance sheets. The Company had no such investments in 2021.

NOTE 8 – SUBSEQUENT EVENTS

On  October 19, 2022, and November 12, 2022, Company made a capital contribution $0.6 million and $0.9 million respectively as part of that Limited Liability Company Agreement of Hyredrive by and between HyreCar and AmeriDrive entered on August 31, 2022. As part of the agreement the company has committed to invest up to $9 million.

Since September 30, 2022, the Company has issued 100,000 shares of Common Stock to Lincoln Park pursuant to the Equity Line of Credit for total gross proceeds of $67,430.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our most recent Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss certain factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Note About Forward-Looking Statements.”

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

Business and Trends

We generate revenue by taking a fee out of each rental processed on our platform. Each rental transaction represents a ride-sharing service driver (each, a “Driver”) renting a car from a participating car owner (each, an “Owner”). Drivers pay a daily rental rate set by the Owner, plus a 15% HyreCar Driver fee and direct daily insurance costs. Owners receive their daily rental rate minus a 15%-30% HyreCar Owner fee. For example, as of September 30, 2022, the average daily rental rate of a HyreCar vehicle nationally is approximately $$ 39 (“Daily Rental Rate”), plus a 15% HyreCar Driver fee ($$ 6) and daily direct insurance fee of $$ 17 on average, totaling $$ 62 in total daily gross billings paid by the Driver via a payment card transaction. On average approximately 77% of the daily rental is transferred to the Owner via our merchant processing partner. HyreCar earns revenue from the revenue share fees and insurance totaling approximately $$ 32 per day. Accordingly, the GAAP reportable revenue recognized by HyreCar is $$ 32 in this example transaction as detailed in the following table:

Daily Gross Revenue Example		Daily Net (GAAP) Revenue Example

National Average Daily Rental Rate	$39	HyreCar Owner Fee (~23% Average)	$9

Driver Fee	$6	HyreCar Driver Fee (~15%)	$6

Daily Insurance Fee	$17	Insurance Fee (100% of fee)	$17

Daily Gross Billing Paid by Driver	$62	Daily Average Net Revenue	$32

During the quarter ended September 30, 2022, the Company monitored the market's competitive prices to maintain good performance levels. The dynamic pricing of the daily gross and net rental rates were adjusted depending on the variations in demand and competition. The daily average gross rental rate for the three months ended September 30, 2022 was $$ 62, an increase of $3 or 5% from the $59 daily average gross rental rate recognized during the three months ended September 30, 2021.

Gross billings is an important measure by which we evaluate and manage our business. We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our condensed consolidated financial statements as revenue. However, we use gross billings to assess our business growth, scale of operations and our ability to generate gross billings is strongly correlated to our ability to generate revenue. Gross billings may also be used to calculate net revenue margin, defined as the company's GAAP reportable revenue over gross billings. Using the definition of net revenue margin and the example above, HyreCar's net revenue margin is equal to approximately 51% ($30,330,491 HyreCar's GAAP revenue over $59,331,768 Total Gross Billings) for the nine months ended September 30, 2022. A breakout of revenue components is provided in the section of this Quarterly Report on Form 10-Q titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the condensed consolidated financial statements.

Non-GAAP Financial Measures

Gross Billings

We define gross billings as the amount billed to Drivers, without any adjustments for amounts paid to Owners or refunds. Gross billings include transactions from both our revenues recorded on a net and a gross basis. It is important to note that gross billing is a non-GAAP measure and as such, is not recorded in our condensed consolidated financial statements as revenue. Management believes gross billings provides useful information to investors and others in understanding our ability to generate revenue since our ability to generate gross billings is correlated to our ability to generate revenue. In addition, management uses gross billings to assess our business growth and ability to scale operations. Gross billings may also be used to calculate net revenue margin, defined as the Company's GAAP reportable revenue over gross billings. The presentation of the non-GAAP financial measures is not intended to be considered in isolation, or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance and the operating leverage in our business, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance. We believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team. Because Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes. We expect Adjusted EBITDA will increase over the long term as we continue to scale our business and achieve greater efficiencies in our operating expenses.

We calculate Adjusted EBITDA as net loss, adjusted to exclude:

●	other income (expense), net;

●	provision for income taxes;

●	depreciation and amortization;

●	stock-based compensation expense; and

●	prior expenses expected to be settled in stock included in liabilities.

Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Furthermore, these measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations that are necessary to run our business. Thus, our Adjusted EBITDA should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

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

Reconciliation of Non-GAAP Financial Measures

The following table provides a reconciliation of our GAAP reported revenue to gross billings for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue (U.S. GAAP reported revenue)	$10,271,719	$9,651,340	$30,330,491	$26,157,606
Add: Refunds, rebates and deferred revenue	675,906	743,033	2,218,598	1,945,047
Add: Owner payments (not recorded in condensed consolidated financial statements)	8,857,361	9,015,419	26,782,679	26,368,661
Gross billings (non-U.S. GAAP measure not recorded in condensed consolidated financial statements)	$19,804,986	$19,409,792	$59,331,768	$54,471,314

The following table provides a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net loss	$(5,388,548)	$(6,148,647)	$(15,095,038)	$(22,690,342)
Adjusted to exclude the following:
Other expense (income), net	(10,354)	(2,140)	(20,187)	(1,886)
Provision for income taxes	—	—	800	800
Depreciation and amortization	39,895	19,269	92,898	57,808
Stock-based compensation expense	1,216,030	1,028,399	3,337,918	6,989,942
Adjusted EBITDA	$(4,142,977)	$(5,103,119)	$(11,683,609)	$(15,643,678)

Our operating results are subject to variability due to seasonality, macroeconomic conditions such as the effects of the COVID-19 pandemic and other factors. Car rental volumes tend to be associated with travel and driving holidays, where there is an influx of Uber and Lyft demand. Thus far in 2022.

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

Significant changes in our results of operations for the three months ended September 30, 2022 include:

●

Net rental days totaled approximately 313,100 rental days for the three months ended September 30, 2022, a decrease of approximately 16,000 rental days or 4.8% compared to 329,000 rental days recognized during the three months ended September 30, 2021, the dip in rental days can be partially attributed to implementing more stringent car eligibility requirements based on risk analyses; these further constrained car supply, impacting rental days in the short term.

●

Revenue totaled $10.3 million for the three months ended September 30, 2022, an increase of $0.6 million or 6.4% from $9.7 million recognized during the three months ended September 30, 2021 primarily as a result of price optimization and differentiation. The daily average net rental rate for the three months ended September 30, 2022 was $33, an increase of approximately $4 or 13.8% from the $29 daily average net rental rate recognized during the three months ended September 30, 2021. Price enhancements were derived leveraging our dynamic pricing model with appropriate risk pricing for insurance and higher rental rates due to the tight car market supply.

●

Cost of revenue totaled $6.4 million for the three months ended September 30, 2022, a decrease of $0.3 million or 4.0% from $6.7 million recognized during the three months ended September 30, 2021. While revenue increased, the decrease was primarily a factor of operational improvements despite inflationary pressures on car prices, repairs, and claims.

●

Gross profit totaled $3.8 million for the three months ended September 30, 2022, an increase of $0.8 million or 27% over the $3.0 million recognized during the three months ended September 30, 2021. The increase in gross profit was primarily attributed to optimized pricing and operational improvements partially offset by higher insurance and claims-related costs.

●

Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses, totaled $9.2 million for the three months ended September 30, 2022, an increase of $0.1 million or 1% over $9.1 million recognized during the three months ended September 30, 2021. The increase was primarily due to increase legal fees, Stock-based compensation expense and prior year insurance claims processing fees true-up.

●

Net loss totaled $(5.4) million for the three months ended September 30, 2022, a decrease of $0.8 million or approximately 12% compared to $(6.1) million net loss recognized during the three months ended September 30, 2021. The decrease in net loss was primarily driven by the substantial improvement in gross profit.

●

Adjusted EBITDA (which is a non-GAAP financial measure as described above) totaled $(4.1) million for the three months ended September 30, 2022, a decrease of $1.0 million or 19% from $(5.1) million recognized for the prior year quarter ended September 30, 2021. The decrease was primarily driven by the substantial improvement in gross profit described above.

Management's Plan

We have incurred operating losses since Inception and historically relied on debt and equity financing for working capital. Going forward, the Company intends to fund its operations through increased revenue from operations and the funds raised through sales of its securities, including through the ATM Agreement and the Equity Line of Credit. We completed an underwritten public equity offering on February 9, 2021, consisting of an aggregate of 2,530,000 million shares of our common stock at a public offering price of $11.75 per share, which included the exercise in full of the underwriters’ option. This provided approximately $29.7 million in gross proceeds to the Company, before underwriting expenses and other costs.

With approximately 313,100 quarterly rental days in the third quarter of 2022, our annualized rental day run rate is close to 1.3M per year. Our business model and platform allow us to potentially leverage new opportunities and create a larger market with ridesharing, food and package delivery services. Two thirds of the Drivers on our platform are now predominantly delivery oriented and the opportunity is accelerating in the local delivery as a service environment. We continue to expect revenue growth during the remainder of 2022 and beyond as we continue to focus on increasing our car supply to meet the driver demand and other promotional efforts related to our car sharing marketplace platform.

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

Throughout the next 12 months, the Company intends to fund its operations through revenue from operations, current cash reserves and through equity/debt financial instruments including the available ATM Agreement, and the Equity Line of Credit. The estimated cash flows combined with opportunities to access capital lead us to believe the Company will have sufficient resources to operate its business. The current top 10 U.S. state markets in our geographic footprint, and our volumes of quarterly rental days and net revenue from the quarters ended September 30, 2020 through September 30, 2022, is detailed below.

As used vehicles prices continue to slightly ease down from the unprecedented peak tied to supply chain constraints, our  confidence in using the warehouse line to supply vehicles on a timely basis into the platform to satisfy driver demand has increased. In addition to pursuing traditional organic car listings, we have been exploring partnerships and investments to continue expanding exclusive commercial car supply to the platform from strategic partners, such as our agreement with AmeriDrive and Cogent Bank. Management is focused on driving scale through those partnerships to accelerate cash flow breakeven for HyreCar.

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

Results of Operations

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Revenue and Gross Profit. Revenue totaled $10.3 million for the three months ended September 30, 2022, an increase of $0.6 million or 6.4% over the $9.7 million of revenue recognized during the three months ended September 30, 2021, driven by an increase in price per-rental-day. Rental days totaled approximately 313,100, a decrease of 16,000 rental days or 4.8% compared to the prior year period. The daily average net rental rate for the three months ended September 30, 2022 was $33, an increase of $4 or 13.8% from $29 daily average net rental rate recognized during the three months ended September 30, 2021. Gross profit totaled $3.8 million for three months ended September 30, 2022, a modest increase of $0.8 million or 27% over the $3.0 million gross profit recognized during the three months ended September 30, 2021. The increase in gross profit was primarily attributed to optimized pricing and operational improvements, we improved gross margin from 30.7% for the three months ended September 30, 2021 to 37.5% or the three months ended September 30, 2022.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $9.2 million for the three months ended September 30, 2022, an increase of $0.1 million or 1% over $9.1 million in such expenses recognized during the three months ended September 30, 2021. General and administrative expenses totaled $5.8 million for the three months ended September 30, 2022, an increase of $1.1 million or 24% over $4.7 million recognized during the three months ended September 30, 2021, tied to increased legal fees, increase stock-based compensation expense and prior year insurance claims processing fees true-up. Sales and marketing expenses totaled $2.2 million for the three months ended September 30, 2022, a decrease of $0.3 million or 10% compared to $2.5 million of sales and marketing expenses recognized during the three months ended September 30, 2021, thanks to efficiency gains in both sales headcount as well as more targeted marketing spend. Research and development expenses totaled $1.2 million for the three months ended September 30, 2022, compared to $2.0 million of research and development expenses recognized during the three months ended September 30, 2021, a decrease in wages due to organizational restructure and other operational cost reduction.

Loss from Operations. Loss from operations totaled $(5.4) million for the three months ended September 30, 2022, a decrease of $0.8 million or 13% compared to $(6.2) million loss from operations for the three months ended September 30, 2021. The decrease in loss from operations was primarily driven by the substantial improvement in gross profit partially offset by the operating expense savings described above.

Other (Income) Expense. Other (Income) Expense totaled ($10,354) for the three months ended September 30, 2022, an increase of $8,214 in other income compared to ($2,140) for the three months ended September 30, 2021.

Net Loss. Net loss totaled $(5.4) million for the three months ended September 30, 2022, a decrease of $0.8 million or12% compared to $(6.1) million net loss recognized during the three months ended September 30, 2021. The decrease in net loss was primarily driven by the substantial improvement in gross profi.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Revenue and Gross Profit. Revenue totaled $30.3 million for the nine months ended September 30, 2022, an increase of $4.2 million or 16.0% over the $26.2 million of revenue recognized during the nine months ended September 30, 2021, driven by an increase in price per-rental-day. Rental days totaled approximately 952,100, a decrease of 11,000 rental days or 1.1% compared to the prior year period. The daily average net rental rate for the nine months ended September 30, 2022 was $32, an increase of $5 or 24% from $27 daily average net rental rate recognized during the nine months ended September 30, 2021. Gross profit totaled $10.5 million for nine months ended September 30, 2022, an improvement of $4.0 million or 62% over the $6.5 million gross profit recognized during the nine months ended September 30, 2021. The increase in gross profit for the nine months ended September 30, 2022 was primarily attributed to optimized pricing and operational improvements.

Operating Expenses. Operating expenses, consisting of general and administrative, sales and marketing, and research and development expenses totaled $25.6 million for the nine months ended September 30, 2022, a decrease of $3.6 million or 12% over $29.2 million in such expenses recognized during the nine months ended September 30, 2021. General and administrative expenses totaled $15.3 million for the nine months ended September 30, 2022, a decrease of $1.3 million or 8% compared to $16.6 million recognized during the nine months ended September 30, 2021, achieved through a focused reduction of non-growth related expenses. Sales and marketing expenses totaled $6.3 million for the nine months ended September 30, 2022, a decrease of $1.7 million or 22% compared to $8.0 million of sales and marketing expenses recognized during the nine months ended September 30, 2021, thanks to efficiency gains in both sales headcount as well as more targeted marketing spend. Research and development expenses totaled $4.1 million for the nine months ended September 30, 2022, compared to $4.6 million of research and development expenses recognized during the nine months ended September 30, 2021, a decrease in wages due to organizational restructure and other operational cost reduction.

Loss from Operations. Loss from operations totaled $(15.1) million for the nine months ended September 30, 2022, a decrease of $7.6 million or 33% compared to $(22.7) million loss from operations for the nine months ended September 30, 2021. The decrease in loss from operations was primarily driven by the substantial improvement in gross profit and the operating expense savings described above.

Other (Income) Expense. Other (Income) Expense totaled ($20,187) for the nine months ended September 30, 2022, an increase of $18,301 in other income compared to ($1,886) for the nine months ended September 30, 2021.

Net Loss. Net loss totaled $(15.1) million for the nine months ended September 30, 2022, a decrease of $7.6 million or 33% compared to $(22.7) million net loss recognized during the nine months ended September 30, 2021. The decrease in net loss was primarily driven by the substantial improvement in gross profit and the operating expense savings described above.

Liquidity and Capital Resources

As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $9,109,046 compared to $11,499,136 as of December 31, 2021. Cash and cash equivalents include money market deposit accounts denominated in U.S. dollars. We also had additional Restricted Cash balances of $3,018,632 as September 30, 2022 which relates to amounts held in a restricted bank account at Cogent Bank as collateral for the amount pledged by the Company to secure a revolving line of credit made by Cogent Bank to AmeriDrive, as well as escrow accounts held for our insurance claims processing partner to pay out claims. Cash, cash equivalents and restricted cash altogether totaled $ 12,127,678 as of September 30, 2022.

On November 9, 2021, the Company entered into the ATM Agreement, pursuant to which the Agents act as the Company’s sales agent with respect to the offer and sale from time to time of shares of the Company’s Common Stock having an aggregate gross sales price of up to $50 million in “at-the market-offerings.” Under the Form S-3 based upon our public float at the time we filed our Annual Report on Form 10-K, our public float fell below certain minimum levels and as such, we are subject to, among other requirements applicable to our continuing eligibility to offer and sell securities, the “baby shelf” registration requirements which limits the amounts available under Form S-3, including amounts available under the ATM Agreement, which is currently limited to $7.9 million. As of November 14, 2022, we have sold 1,346,265 shares pursuant to the ATM Agreement for total net proceeds of $1,734,502.

On August 15, 2022, the Company entered into the ELOC Agreement, pursuant to which the Company has the right to sell up to $15,000,000 in shares of the Company’s Common Stock to Lincoln Park over the thirty-six month term of the ELOC Agreement, subject to certain limitations and conditions as set forth in the ELOC Agreement. As of November 14, 2022, we have sold 100,000 shares pursuant to the Equity Line of Credit for total net proceeds of $67,430.

We believe our existing cash and cash equivalent assets, together with proceeds from revenue generating activities and access to liquidity through our ATM Agreement, Equity Line of Credit and other equity/debt offerings will be sufficient to meet our working capital and capital expenditures needs over the next 12 months more fully described in “Management's Plan” above.

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

Cash Flows

Net cash used in operating activities was $8,582,982 for the nine months ended September 30, 2022. This consisted primarily of a net loss of $ (15,095,038) offset by non-cash stock-based compensation expense of $3,337,918 largely driven by the recognition of costs related to restricted stock unit grants. Additionally, there were material increases in accounts payable of $1,411,801, increase in insurance reserve of $1,197,733 and increase in other current assets of $ 511,005 for the nine months ended September 30, 2022.

Net cash used in operating activities was $14,472,228 for the nine months ended September 30, 2021. This consisted primarily of a net loss of $(22,690,342) offset by non-cash stock-based compensation expense of $6,989,942 largely driven by the recognition of costs related to annual restricted stock unit grants. Additionally, there were increases in insurance deposits of $1,462,171 and accounts payable of $1,420,333 through insurance premium deposits and claims paid as well as accrued liabilities of $1,918,592 primarily driven by the insurance premiums accrual for the nine months ended September 30, 2021 compared to the year ended December 31, 2020 wherein the revised contract allowed deferral of payment for approximately six months. These cash flow increases were partially offset by increase in other current assets of $477,574 and decrease in insurance reserves of $149,430.

Net cash used in investing activities was $273,462 for the nine months ended September 30, 2022. This reflects the investment in software capitalized as intangible asset during the first two quarters of the year.

Net cash used in investing activities was $0 for the nine months ended September 30, 2021.

Net cash provided by financing activities was $6,236,715 for the nine months ended September 30, 2022 which primarily consists of gross proceeds from the sale of common stock of $6,571,232, proceeds from the exercise of stock options of $36,698 and loans from related party of $500,000, partially offset by offering costs of $871,215.

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

For the nine months ended September 30, 2022 and 2021, there were no dividends paid and we have no plans to commence the payment of dividends. We have no current plans to raise capital through the sale of shares of our common stock, but we continue to assess market conditions and the Company’s cash flow requirements to ensure the Company is appropriately funded.

There is no significant external borrowing as of September 30, 2022. Neither the Company nor any of the subsidiaries are subject to externally imposed capital requirement.

Critical Accounting Policies, Judgments, and Estimates

Our condensed consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. There have been no material changes to our critical accounting policies and estimates as of September 30, 2022.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to not take this exemption and, as a result, will adopt new or revised accounting standards on the relevant effective dates on which adoption of such standards is required for other public companies that are not emerging growth companies.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) ending December 31, 2023, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weakness in our internal control over financial reporting as described below

Material weakness in internal control over financial reporting

In preparing our financial statements, our auditors identified material weaknesses in our internal control over financial reporting as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is as follows:

●	Lack of controls to ensure equity-based transactions are identified, accounted for and disclosed.

Remediation plan for identified material

We have implemented or are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. Specifically, we have undertaken the following remedial actions:

●	We hired new accounting and finance personnel with the appropriate level of public accounting knowledge and experience to oversee financial reporting process.
●	We engaged a nationally recognized public accounting firm to assist use with equity valuations and complex equity transaction.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses noted above, there was no change in our internal controls over financial reporting, as defined under Rule 13a-af(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 27, 2021, a putative securities class action complaint captioned Baron v. Hyrecar Inc. et al., Case No. 21-cv-06918, was filed in the United States District Court for the Central District of California against the Company; its Chief Executive Officer, Joseph Furnari; and its former Chief Financial Officer, Robert Scott Brogi. This action asserts claims and seeks damages for alleged violations of sections 10(b) and 20(a) of securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The alleged class period is May 14, 2021 to August 10, 2021, inclusive. Pursuant to the Private Securities Litigation Reform Act, on November 19, 2021, the Court appointed Turton Inc. to serve as Lead Plaintiff. Lead Plaintiff then filed an amended complaint (the “First Amended Complaint”). The First Amended Complaint alleged that defendants made material misrepresentations or failed to disclose material facts that, among other things, the Company had materially understated its expenses and insurance reserves in coordination with a third-party adjuster which Lead Plaintiff alleged was conflicted. On December 27, 2021, the Company and the individual defendants moved to dismiss the First Amended Complaint, arguing that Lead Plaintiff failed to adequately plead that any of the Company’s public statements were materially false or misleading, or that defendants acted with scienter– meaning defendants either knew those statements were false or were deliberately reckless to their truth or falsity at the time they were made. On February 16, 2022, the Court (Hon. Percy Anderson) granted defendants’ motion to dismiss on the basis that Lead Plaintiff failed to adequately plead any of defendants’ statements were materially false or misleading. Because the Court ruled that Lead Plaintiff did not sufficiently plead falsity, the Court did not address the additional arguments regarding scienter at the time. The Court permitted Lead Plaintiff leave to amend its complaint. Plaintiff filed its Second Amended Complaint on March 21, 2022. The Second Amended Complaint asserts the same violations of the Exchange Act and Rule 10b-5, again alleging, among other things, HyreCar made materially false or misleading statements related to its first quarter 2021 reserves, and by extension misstated expenses and revenues. On April 4, 2022, the Company and individual defendants moved to dismiss the Second Amended Complaint on the basis that Plaintiff failed to plead sufficient facts that would cure the deficiencies identified in the Court’s order on the first motion to dismiss—i.e., that Plaintiff again failed to plead that any statements were materially false or misleading when made—and Plaintiff failed to plead that defendants acted with scienter. On April 21, 2022, the case was transferred to a new judge, and on April 27, 2022, the Court issued a Reassignment Order that, among other things, vacated all hearing dates. The Court subsequently set the hearing for the Motion to Dismiss the Second Amended Complaint for October 20, 2022, and also set a Scheduling Conference for December 8, 2022.  On October 18, 2022, the Court issued an order that the Court found the Motion to Dismiss appropriate for decision without oral argument, and thereby vacated the hearing and took the Motion to Dismiss under submission.  As of the date of the preparation of this filing, the Motion to Dismiss remains under submission.  The Company believes that the allegations in this lawsuit are without merit and will continue to vigorously defend against them. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-225157	3.5	May 23, 2018

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-225157	3.7	May 23, 2018

3.3	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Non-Voting Preferred Stock, filed with the Delaware Secretary of State on September 2, 2022.	8-K	001-38561	3.1	September 7, 2022

4.1	Form of Warrant to Purchase Shares of Common Stock, dated September 2, 2022.	8-K	001-38561	4.1	September 7, 2022

4.2	Form of Warrant to Purchase Shares of Common Stock, dated September 2, 2022.	8-K	001-38561	4.2	September 7, 2022

10.1	Form of Common Stock Purchase Agreement, dated August 11, 2022	8-K	001-38561	10.1	August 17, 2022

10.2	Purchase Agreement, dated August 15, 2022, between the Company and Lincoln Park Capital Fund, LLC	8-K	001-38561	10.2	August 17, 2022

10.3	Registration Rights Agreement, dated August 15, 2022, between the Company and Lincoln Park Capital Fund, LLC	8-K	001-38561	10.3	August 17, 2022

10.4	Performance Guaranty, dated September 2, 2022, by HyreCar Inc., in favor of Wilmington Trust, National Association, for the benefit of the Noteholders as defined therein.	8-K	001-38561	10.1	September 7, 2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	8-K	001-38561			X

31.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8-K	001-38561			X

32.1	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	8-K	001-38561			X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	8-K	001-38561			X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

HyreCar Inc.

Date: November 14, 2022	By:	/s/ Joseph Furnari
Joseph Furnari
Chief Executive Officer (Principal Executive Officer)

HyreCar Inc.

Date: November 14, 2022	By:	/s/ Eduardo Iniguez
Eduardo Iniguez
Interim Chief Financial Officer (Principal Financial and Accounting Officer)