Form 10-K/A
period 2021-12-31
HyreCar Inc.
filed 2022-12-19
CIK 1713832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $438,510,793 as of June 30, 2021. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

21,761,283 shares of common stock were issued and outstanding as of March 14, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement was filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this report relates.

EXPLANATORY NOTE

HyreCar, Inc. (the “Company,” “HyreCar,” “we,” “us,” or “our”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 15, 2022 (the “Form 10-K”), as set forth in this Amendment No. 1 on Form 10-K/A (this “Amendment”). This Amendment is being filed solely to amend and replace Part II, Item 9A. “Controls and Procedures” of the Form 10-K, which inadvertently omitted language necessary to meet the requirements of Item 308(a) of Regulation S-K.

Except as described above and for currently-dated certifications of the Company’s principal executive officer and principal financial officer filed herewith as Exhibits 31.1 and 31.2, no other changes are being made to the Form 10-K and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Form 10-K. Because no financial statements have been included in this Amendment, paragraph 3 of the certifications filed herewith as Exhibits 31.1 and 31.2 have been omitted. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K. Accordingly, this Amendment is limited in scope and should be read in conjunction with HyreCar’s filings with the SEC subsequent to the filing of the Form 10-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding any required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that :

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective at the reasonable assurance level.

Table of Contents

As an “emerging growth company,” this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as allowed by Section 404(b) of the Sarbanes-Oxley Act, as amended by Section 103 of the JOBS Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 15. Exhibits, Consolidated Financial Statements Schedules

(a)(3) Index to and List of Exhibits2

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
3.2*	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
4.1*	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to The Registrant’s Form 10-K for the fiscal year ended December 31, 2019)
4.2*	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.1+*	Employment Agreement between the Company and Joseph Furnari (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.2+*	Employment Agreement between the Company and Michael Furnari (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.3+*	Employment Agreement between the Company and Scott Brogi (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 2, 2018)
10.4+*	Employment Agreement between the Company and Henry Park (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated October 30, 2018)
10.5*	2016 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-225157)
10.6*	2018 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-229222)
10.7*	2021 Equity Incentive Plan and forms of award agreements (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2021)
10.8*
Equity Offering Sales Agreement, dated November 9, 2021, by and among the Company, D.A. Davidson & Co. (incorporated by reference to Exhibit 1.1. to the Registrant’s Current Report on Form 8-K filed on November 9, 2021)

10.9+*	Employment Agreement between the Company and Serge De Bock
23.1*	Consent of dbbmckennon, independent registered public accounting firm (Firm Id #3501; San Diego, California)
31.1†
Form 10-K/A Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†
Form 10-K/A Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*
Previously filed or furnished, as required, with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 15, 2022

+	Indicates a management contract or any compensatory plan, contract or arrangement
†	Filed or furnished herewith, as required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of December 2022.

HYRECAR INC.

By:	/s/ Eduardo Iniguez
Eduardo Iniguez
Interim Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eduardo Iniguez	Chief Executive Officer	December 19, 2022
Eduardo Iniguez	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Grace Mellis	Director	December 19, 2022
Grace Mellis

/s/ Brooke Skinner Ricketts	Director	December 19, 2022
Brooke Skinner Ricketts

/s/ Michael Root	Director	December 19, 2022
Michael Root

/s/ Jayaprakash Vijayan	Director	December 19, 2022
Jayaprakash Vijayan